Form 10QSB
period 2000-03-31
HOJO HOLDINGS INC
filed 2000-05-04
CIK 1094788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 2000.

 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________________ to ____________ .



                             Commission File Number:

                               HOJO HOLDINGS, INC.
                               -------------------
                     (Exact name of registrant as specified in charter)

          Delaware                                          11-3504866
          --------                                          ----------
(State of Incorporation)                              (I.R.S. Employer I.D. No)

                       21 Blackheath Rd., Lido Beach, New York, 11561

                    (Address of Principal Executive Offices)

                                       (516) 670-0564
                                       --------------
                    (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2000.

                             2,500,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               HOJO HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheets as of March 31, 2000 and December 31,1999.........  3

            Statements of Operations  for the three month period ended
            March 31, 2000 and the period January 5, 1999 (date of
            incorporation) to March 31, 1999.................................  4

            Statement of Stockholders' Deficit for the three months ended
            March 31, 2000...................................................  5

            Statement  of Cash Flows for the three  months  ended March
            31, 2000 and the period January 5, 1999 (date of
            incorporation) to March 31, 1999 ................................  6

            Notes to Financial Statements....................................  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations or Plan of
            Operations....................................................... 10


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 13
Item 2.     Changes in Securities............................................ 13
Item 3.     Defaults Upon Senior Securities.................................. 13
Item 4.     Submission of Matters to a Vote of Securities Holders............ 13
Item 5.     Other Information................................................ 13
Item 6.     Exhibits and Reports on Form 8-K................................. 13

Signatures

                               Hojo Holdings, Inc.

                        (A Development Stage Enterprise)

                                  BALANCE SHEET

     --------------------------------------------------------------------------

                                                        March 31,
                                                          2000         December
     ASSETS                                            (Unaudited)     31, 1999
     ------
                                                       ------------   ----------

     Cash and cash equivalents                          $      20   $        20
     Computer equipment - net                               2,197         2,197

                                                       ------------   ----------
     TOTAL                                              $   2,217   $     2,217
                                                       ============   ==========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

        LIABILITIES - Due to                           $   16,685   $    10,003
        affiliate
                                                       ------------   ----------

         STOCKHOLDERS' DEFICIT:
           Common stock - no par value: 20,000,000
     shares

              authorized; 2,500,000 shares issued and       2,500         2,500
     outstanding

           Deficit accumulated during the                 (16,968)     (10,286)
     development stage
                                                       ------------   ----------

            Total stockholders'                           (14,468)      (7,786)
        Deficit
                                                       ------------   ----------

     TOTAL
                                                        $   2,217   $     2,217
                                                       ============   ==========













     ---------------------------------------------------------------------------

     SEE NOTES TO FINANCIAL STATEMENTS.

                          Hojo Holdings, Inc.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS

                              (Unaudited)

     ---------------------------------------------------------------
                                                          Period
                                                        January 5,
                                           Three        1999 (date
                                          Months            of
                                           Ended       incorporation)
                                         March 31,       to March
                                           2000          31, 1999
                                        ------------   -------------

     EXPENSES:

     Organization costs               $           -  $          504
     Professional fees                        2,200               -
     Travel and entertainment                 1,885               -
     Communication                              516               -
     Office supplies                          2,081               -
                                        ------------   -------------

     NET LOSS                         $       6,682  $          504
                                        ============   =============

     NET LOSS PER SHARE               $           -  $            -
                                        ============   =============

       WEIGHTED AVERAGE SHARES
          OUTSTANDING - BASIC AND
          DILUTED                         2,500,000       2,500,000
                                        ============   =============









     ---------------------------------------------------------------

     SEE NOTES TO FINANCIAL STATEMENTS.

                              Hojo Holdings, Inc.
                       (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' DEFICIT

                   For the three months ended March 31, 2000

                                  (Unaudited)

--------------------------------------------------------------------------------




                                                       Deficit
                                                      Accumulated
                                                      During the
                                 Common Stock         Development
                              Shares       Value         Stage          Total
                             ---------    --------     -----------   -----------

 Balances, December 31, 1999 2,500,000      2,500    $   (10,286)    $  (7,786)

Net loss for the three
  months ended  March 31,
  2000                              -           -         (6,682)       (6,682)
                             ---------    --------     -----------   -----------

Balances March 31, 2000      2,500,000      2,500    $   (16,968)    $ (14,468)
                             =========    ========     ===========   ===========





















--------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             Hojo Holdings, Inc.
                      (A Development Stage Enterprise)

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

--------------------------------------------------------------------------------
                                                                     Period
                                                                     March 15,
                                                         Three       1999
                                                         Months      (date of
                                                         Ended    incorporation)
                                                         March       to March
                                                         31, 2000     31, 1999
                                                         ----------  -----------


CASH USED IN OPERATING ACTIVITIES - Net loss           $  (6,682)  $      (504)
                                                         ----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
    Increase in due to affiliate                            6,682          504
                                                         ----------  -----------
CASH PROVIDED BY FINANCING ACTIVITIES                       6,682          504
                                                         ----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       -            -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 20            -
                                                         ----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $       20  $         -
                                                         ==========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                      $        -  $          -
                                                         ==========  ===========

    Taxes paid                                         $        -  $          -
                                                         ==========  ===========



--------------------------------------------------------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                               Hojo Holdings, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Hojo Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We, who are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, are a web site development firm that intends to build a network of independent web site developers for projects we secure from clients. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit and negative working capital position of $16,968 as of March 31, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations provide sufficient cash flow. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

We have recognized losses for both financial and tax reporting purposes and have a net operating loss carryforward of approximately $17,000 as of March 31, 2000. Because we would establish a valuation allowance for any deferred income tax asset, no deferred taxes have been provided for in the accompanying financial statements.

NOTE D - RELATED PARTY TRANSACTION

On August 30, 1999, we executed a two year employment contract with our president, which requires annual compensation of approximately $24,000 plus certain bonuses and fringe benefits (as defined in the agreement). The agreement shall become effective upon the earlier of the date mutually agreed to in writing by both parties or two weeks following the date on which we receive more than $200,000 of gross investment capital.

During the period January 5, 1999 (date of incorporation) to March 31, 2000, our President provided various equipment, services and a portion of her home for office space for no consideration. The value of this equipment, services and office space are considered to be insignificant and as such no expense has been recorded.

During the period January 5, 1999 (date of incorporation) to March 31, 2000, the husband of our President has provided a line of credit to us to fund cash requirements. As of March 31, 2000 the outstanding balance due was $16,968. See Note D "Line of Credit".

NOTE E - LINE OF CREDIT

The Line of Credit arises from advances under a line of credit arrangement, whereby a director has agreed to loan us amounts to fund cash flow needs. Advances under the arrangement, accrue interest at a fixed rate of 6%, are unsecured and have no specified repayment terms.

NOTE F - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of March 31, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

   Net loss available to common stockholders               $   6,682
                                                           ===========
   Denominator for basic calculation                       2,500,000
                                                           ===========
   Net loss per share - basic                              $    0.00
                                                           ===========


NOTE G - COMMON STOCK OFFERING

We have filed a registration statement with the SEC on form SB-2, which became effective January 25, 2000, for the sale of up to 12,500,000 shares (including 2,500,000 shares held by stockholders) of the Company's common stock at $0.05 per share. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance its operations.

NOTE H - SUBSEQUENT EVENTS

On April 7, 2000, we issued a total of 1,000,000 shares of our common stock to five individuals in lieu of a $50,000 payment for marketing and corporate advisory services to be provided. We also issued 1,040,000 shares of our common stock to our director in exchange for $29,768 cash and as satisfaction of our outstanding credit line of $22,232. In addition, we received $13,000 for 260,000 shares of common stock from three individuals.

-------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended March 31, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have limited assets. Our expenses for the three month period ended March 31, 2000, all funded by a credit line provided by a director, are $6,682. Cumulative expenses, funded through the credit line, from January 5, 1999 (date of incorporation) to March 31, 2000 are $16,968.

Substantially all of our expenses must be funded by the husband of our President until we are successful in selling shares of common stock through a public offering of stock as registered on September 15, 1999 with the SEC on Form SB-2. The expenses we incur will be from our efforts to establish clients and begin our business operations. So long as our President and her husband continues to provide a credit line to us, we will have sufficient funds to satisfy our cash requirements.

Subsequent to March 31, 2000, we received approximately $42,800 from the sale of 855,357 shares of common stock. We also converted the amounts advanced under the credit line to shares of our common stock.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Plan of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources;
(ii) tour financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop its products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with its growth plans;
(iv) any increased competition in business; (v) any inability of us to successfully conduct its business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   May 4, 2000                                       /s/ Holli Arberman
---------------------                                --------------------
       Date                                          Holli Arberman, President