Form 10QSB
period 2000-06-30
HOJO HOLDINGS INC
filed 2000-08-14
CIK 1094788

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000.

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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31, 2000.

                             4,800,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               HOJO HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheets as of June 30, 2000 and December 31, 1999..........3

            Statements of Operations for the three and six month periods ended June 30, 2000 and the period January 5, 1999 (date of incorporation) to June 30, 1999 and
            2000..............................................................4

            Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2000...............................................5

            Statement of Cash Flows for the three and six months ended June
            30, 2000 and the period January 5, 1999 (date of incorporation)
            to June 30, 1999 and 2000.........................................6

            Notes to Financial Statements.....................................7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations or Plan of
            Operations........................................................9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................11
Item 2.     Changes in Securities............................................11
Item 3.     Defaults Upon Senior Securities..................................11
Item 4.     Submission of Matters to a Vote of Securities Holders............11
Item 5.     Other Information................................................11
Item 6.     Exhibits and Reports on Form 8-K.................................11

Signatures

                               Hojo Holdings, Inc.

                        (A Development Stage Enterprise)

                                  BALANCE SHEET

     ---------------------------------------------------------------------------

                                                         June 30,
                                                          2000         December
     ASSETS                                            (Unaudited)     31, 1999
     ------                                           ------------   -----------

     Cash and cash equivalents                          $  35,950   $        20
     Computer equipment - net                               1,997         2,197
                                                      ------------   -----------
     TOTAL                                              $  37,947   $     2,217
                                                      ============   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        LIABILITIES - Due to affiliate                  $       0   $    10,003
                                                      ------------   -----------

         STOCKHOLDERS' EQUITY (DEFICIT):
           Common stock - no par value: 20,000,000 shares
            authorized; 4,800,000 and 2,500,000 shares issued
            and outstanding, respectively                 117,500         2,500
           Deficit accumulated during the                 (79,553)      (10,286)
            development stage                         ------------   -----------

            Total stockholders' Equity (Deficit)           37,947        (7,786)
                                                      ------------   -----------

     TOTAL                                              $  37,947   $     2,217
                                                      ============   ===========












     ---------------------------------------------------------------------------

     SEE NOTES TO FINANCIAL STATEMENTS.

                               Hojo Holdings, Inc.

                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                       Period         Period
                                                                       January        January
                                                                       5, 1999        5, 1999
                                              Three     Six Months    (date of       (date of
                                             Months     Ended June    incorporation) incorporation)
                                           Ended June    30, 2000     to June 30,    to June 30,
                                            30, 2000                     1999          2000
                                           ------------ ------------  -----------  -----------
EXPENSES:

Organization costs                           $       -  $         -   $      504   $      564
Professional fees                               57,315       59,515            -       65,363
Travel and entertainment                         2,625        4,510            -        4,613
Communication                                    1,355        1,871            -        1,871
Office supplies                                    806        2,887            -        6,658
Interest                                             -          284            -          284
Depreciation                                         -          200            -          200
                                           ------------ ------------  -----------  -----------

NET LOSS                                     $  62,101   $   69,267   $      504    $  79,553
                                           ============ ============  ===========  ===========
NET LOSS PER SHARE                           $    0.01   $      .01   $        -    $    0.02
                                           ============ ============  ===========  ===========

   WEIGHTED AVERAGE SHARES
       OUTSTANDING - BASIC AND DILUTED       4,446,000    3,473,000    2,500,000    3,323,000
                                           ============ ============  ===========  ===========









--------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                              Hojo Holdings, Inc.
                       (A Development Stage Enterprise)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------


                                                        Deficit
                                                      Accumulated
                                                       During the
                                 Common Stock          Development
                              Shares       Value          Stage        Total
                             ---------    --------     -----------   -----------

Balances, December 31, 1999  2,500,000  $   2,500    $   (10,286)  $   (7,786)

Shares issued for cash,$0.05
 per share                     855,357     42,768              -       42,768

Shares issued for services   1,000,000     50,000              -       50,000

Shares issued in payment of
debt                           444,643     22,232              -       22,232

Net loss for the six months
  ended June 30, 2000                -          -        (69,267)     (69,267)
                             ---------    --------     -----------   -----------

Balances June 30, 2000       4,800,000  $ 117,500    $   (79,553)  $   37,947
                             =========    ========     ===========   ===========














--------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                               Hojo Holdings, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                                Period March    Period March
                                         Three         Six         4, 1999         4, 1999
                                         Months      Months       (date of        (date of
                                         Ended        Ended     incorporation)  incorporation)
                                        June 30,    June 30,     to June 30,     to June 30,
                                          2000        2000          1999            2000
                                       -----------  ----------  --------------  --------------
   CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net loss                           $(62,585)   $(69,267)     $    (504)     $   (79,553)
    Adjustments to reconcile net loss to
    net cash
    used in operating activities:
    Depreciation                            200         200              -              200
    Common stock issued for services     50,000      50,000              -           50,000
    rendered                           ----------   ---------   -------------  ---------------
    CASH  FLOWS USED IN FINANCING
         ACTIVIES                       (12,385)    (19,067)           504          (29,353)
                                       ----------   ---------   -------------  ---------------
 CASH FLOWS FROM INVESTING
   ACTIVIES -
    Purchase of computer equipment            -           -               -          (2,197)
                                       ----------   ---------   -------------  ---------------
CASH USED IN INVESTING
   ACTIVITIES                                 -           -               -          (2,197)
                                       ----------   ---------   -------------  ---------------
 CASH FLOWS FROM FINANCING
   ACTIVIES:
    Proceeds from sale of common stock   42,768      42,768              -           45,268
    Increase in due to affiliate          5,547      12,229            504           22,232
                                       ----------   ---------   -------------  ---------------
 CASH PROVIDED BY FINANCING
    ACTIVITIES                           48,315      54,997            504           67,500
                                       ----------   ---------   -------------  ---------------
 NET INCREASE IN CASH AND CASH
    EQUIVALENTS                          35,930      35,930                           35,950

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                      20          20               -                -
                                       ----------   ---------   -------------  ---------------
CASH AND CASH EQUIVALENTS,
    END OF PEROID                      $ 35,950    $ 35,950      $        -     $     35,950
                                       ==========   =========   =============  ===============
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

         Interest paid                 $       -   $       -     $         -    $           -
                                       ==========   =========   =============  ===============
         Taxes paid                    $       -   $       -     $         -    $           -
                                       ==========   =========   =============  ===============

--------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit and negative working capital position of $79,553 as of June 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations provide sufficient cash flow. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

We have recognized losses for both financial and tax reporting purposes and have a net operating loss carryforward of approximately $79,000 as of June 30, 2000. Because we would establish a valuation allowance for any deferred income tax asset, no deferred taxes have been provided for in the accompanying financial statements.

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

During the period January 5, 1999 (date of incorporation) to June 30, 2000, our President provided various equipment, services and a portion of her home for office space for no consideration. The value of this equipment, services and office space are considered to be insignificant and as such no expense has been recorded.

During the period January 5, 1999 (date of incorporation) to June 30, 2000, a director has provided a line of credit to us to fund cash requirements. Through June 30, 2000 this director had provided $22,232, which has been converted to 444,643 shares of common stock. Also during the six months ended June 30, 2000 our president has provided $4,448 which was repaid as of June 30, 2000.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of June 30, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

NOTE F - COMMON STOCK OFFERING

We have filed a registration statement with the SEC on form SB-2, which became effective January 25, 2000, for the sale of up to 12,500,000 shares (including 2,500,000 shares held by stockholders) of the Company's common stock at $0.05 per share. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance its operations. As of June 30, 2000 we have sold 260,000 shares giving us proceeds of approximately $13,000. We also issued 1,040,000 shares of our common stock to our director in exchange for $29,768 cash and as satisfaction of our outstanding credit line of $22,232. On April 7, 2000, we issued 1,000,000 shares of our common stock to five individuals in lieu of a $50,000 payment for marketing and corporate advisory services to be provided.

--------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and six-months ended June 30, 2000, and the period January 5, 1999 (date of inception) to June 30, 1999 and June 30, 2000 included with this Form 10-QSB. The Company did not have significant operations during the three months ended June 30, 1999 or for the period January 5, 1999 (date of inception) to June 30, 1999 and as such this analysis does not include any additional discussion as of and for such periods.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have limited assets. Our expenses for the three and six month periods ended June 30, 2000, are $62,101 and $69,267, respectively. We funded these losses primarily through the proceeds of $42,768 from the sale of common stock and the issuance of 1,000,000 shares, valued at $50,000, for professional services. Our cumulative expenses from January 5, 1999 (date of incorporation) to June 30, 2000 are $79,553.

The expenses we have incurred to date are primarily from our efforts to establish clients and begin our business operations. So long as we are able to sell shares of our common stock and rely on our director to provide us with monies on our credit line, we will have sufficient funds to satisfy our cash requirements.

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

August 14, 2000                                 /s/ Holli Arberman
-----------------                               --------------------
Date                                            Holli Arberman, President