Form 10QSB
period 2000-09-30
HOJO HOLDINGS INC
filed 2000-11-08
CIK 1094788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

        (X) Quarterly report pursuant to Section 13 or 15(d) of the  Securities and  Exchange  Act of 1934.

                     For the quarterly period ended September 30, 2000.

         ( )Transition report pursuant to Section 13 or 15(d) of the Exchange
            Act for the transition period from  _________ to _________ .

                             Commission File Number:

                               HOJO HOLDINGS, INC.

               (Exact name of registrant as specified in charter)

                       Delaware            11-3504866

             (State of Incorporation) (I.R.S. Employer I.D. No)

              21 Blackheath Rd., Lido Beach, New York, 11561

                  (Address of Principal Executive Offices)

                                 (678) 458-0982

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

                                      YES (x ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2000.

                             4,800,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               HOJO HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Balance Sheets as of September 30, 2000 and December 31, 1999 .............3

    Statements of Operations for the three and nine month ended
    September 30, 2000 and the periods January 5, 1999 (date of incorporation) to September 30, 2000 and  1999.............................4

    Statement of Stockholders' Equity (Deficit) for the nine months ended
    September 30, 2000.........................................................5

    Statements  of Cash Flows for the three and nine month ended
    September  30, 2000 and the periods January 5, 1999 (date of incorporation) to September 30, 2000 and 1999............................. 6

    Notes to Financial Statements............................................. 7

Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations or Plan of Operations............................. 9


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 10
Item 2. Changes in Securities................................................ 10
Item 3. Defaults Upon Senior Securities...................................... 10
Item 4. Submission of Matters to a Vote of Securities Holders................ 10
Item 5. Other Information.................................................... 10
Item 6. Exhibits and Reports on Form 8-K..................................... 10

Signatures .................................................................. 10

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                              September 30,
                                                 2000              December 31,
                                              (Unaudited)              1999
                                              ------------         ------------
 ASSETS
 Cash                                             $ 23,953            $   20
 Computer equipment - net                            1,797             2,197
                                                  --------            --------
 Total                                            $ 25,750            $2,217

                                                 =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES -Due to affiliate                     $      0            $10,003

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock - no par value;  20,000,000 shares
authorized; 4,800,000 and 2,500,000 shares
issued and outstanding                             117,500              2,500

Deficit accumulated during the development stage   (91,750)           (10,286)
                                                  ---------           ---------

 Total stockholders' equity (deficit)               25,750             (7,786)
                                                  ---------            --------

Total                                             $ 25,750            $  2,217
                                                  =========            ========

   SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        Three Months       Nine Months     January            January
                        Ended              Ended           5,1999             5,1999
                        September          September       (date of           (date of
                        30 2000            30 2000         incorporation)     incorporation)
                                                           to September       to September
                                                           30, 1999           30, 2000
                       -------------      -------------   -------------       -----------

EXPENSES:

 Professional fees         $ 1,250          $60,776         $ 2,983           $65,764
 Travel and entertainment  $ 2,962          $ 7,533         $     0           $ 8,675
 Communication             $ 3,594          $ 5,465         $     0           $ 6,327
 Office supplies           $ 3,888          $ 7,290         $     0           $10,584
 Depreciation              $   200          $   400         $     0           $   400
                          ----------       --------        --------          --------

NET LOSS                   $11,894          $81,464         $ 2,983           $91,750
                           =========        ========      =========          =========

NET LOSS PER SHARE         $ 0.00           $ 0.023        $ 0.00            $ 0.027
                           =======           =======       =======           ========

WEIGHTED AVERAGE SHARES
OUTSTANDING -
BASIC AND DILUTED          4,800,000        3,473,000      2,500,000         3,323,000
                          ============     ============   ===========       ===========

   SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the nine months ended September 30, 2000
                                   (Unaudited)

                                                      Deficit
                                                      Accumulated
                                                      During the
                                   Common Stock       Development
                                Shares       Value    Stage         Total
                               ---------   --------   ----------   ---------
Balances, December 31,1999     2,500,000    $ 2,500   $ (10,286)   $(7,786)
Shares issued for cash           855,357     42,768          -      42,768
Shares issued for services     1,000,000     50,000          -      50,000
Shares issued in payment
of debt                          444,643     22,232          -      22,232
Net loss for the nine months
ended September 30, 2000             -          -       (81,464)   (81,464)
                                --------   ---------   ----------   ---------
Balances, September 30, 2000   4,800,000   $117,500    $(91,750)   $25,750
                               =========   =========   ==========   =========



SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   January 5,1999    January 5, 1999
                                      Three Months   Nine Months    (date of           (Date of
                                         Ended         Ended       incorporation)    incorporation)
                                      September 30, September 30,  to September 30,  to September 30,
                                         2000          2000          1999                  2000
                                        --------     ---------     ---------------   ----------------

CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net loss                           $(11,894)      $(81,464)        $ (2,983)        $  (91,750)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Depreciation                            200            400              -                  400
    Common stock issued for services
    rendered                                  0         50,000              -               50,000
                                      ----------      ---------     --------------    --------------
    CASH FLOWS USED IN FINANCING
         ACTIVITIES                     (11,694)       (31,064)          (2,983)           (41,350)
                                      ----------       ---------    --------------    --------------
 CASH FLOWS FROM INVESTING
   ACTIVITIES -
    Purchase of computer equipment            -              -              -               (2,197)
                                       ----------      ---------    --------------    --------------
CASH USED IN INVESTING
   ACTIVITIES                                 -              -              -               (2,197)
                                       ----------      ---------    --------------    --------------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
    Proceeds from sale of common stock        0         42,768          2,500               45,268
    Increase in due to affiliate              0         16,677            483               26,680
    Repayment of due to affiliate             0         (4,448)             0               (4,448)
                                       ----------      ---------    --------------    --------------
 CASH PROVIDED BY FINANCING
    ACTIVITIES                                0         54,997          2,983               67,500
                                       ----------      ---------    --------------    --------------
 NET INCREASE (DECREASE)IN CASH
    AND CASH EQUIVALENTS                 (11,694)       23,933                              23,953

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                   35,647            20              -                    -
                                       ----------      ---------    --------------    ---------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                       $ 23,953      $ 23,953        $    -           $    23,953
                                       ==========      =========     =============    ===============
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

         Interest paid                  $     -       $     -         $    -           $        -
                                       ==========     ==========     =============    ===============
         Taxes paid                    $      -        $     -         $    -           $        -
                                       ==========      =========     =============    ===============

SEE NOTES TO FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $91,750 as of September 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations provide sufficient cash flow. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

We have recognized losses for both financial and tax reporting purposes and have a net operating loss carryforward of approximately $91,750 as of September 30, 2000. Because we would establish a valuation allowance for any deferred income tax asset, no deferred taxes have been provided for in the accompanying financial statements.

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

During the period January 5, 1999 (date of incorporation) to September 30, 2000, our President provided various equipment, services and a portion of her home for office space for no consideration. The value of this equipment, services and office space are considered to be insignificant and as such no expense has been recorded.

During the period January 5, 1999 (date of incorporation) to June 30, 2000, a director has provided a line of credit to us to fund cash requirements. Through September 30, 2000 this director had provided $22,232, which has been converted to 444,643 shares of common stock.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of September 30, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

NOTE F - COMMON STOCK OFFERING

We have filed a registration statement with the SEC on form SB-2, which became effective January 25, 2000, for the sale of up to 12,500,000 shares of the Company's common stock at $0.05 per share. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance its operations. As of September 30, 2000 we have sold 260,000 shares giving us proceeds of approximately $13,000. We also issued 1,040,000 shares of our common stock to our director in exchange for $29,768 cash and as satisfaction of our outstanding credit line of $22,232. On April 7, 2000, we issued 1,000,000 shares of our common stock to five individuals in lieu of a $50,000 payment for marketing and corporate advisory services to be provided.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and nine-months ended September 30, 2000, and the period January 5, 1999 (date of inception) to September 30, 1999 and September 30, 2000 included with this Form 10-QSB. The Company did not have significant operations during the three months ended September 30, 1999 or for the period January 5, 1999 (date of inception) to September 30, 1999 and as such this analysis does not include any additional discussion as of and for such periods.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have limited assets. Our expenses for the three and nine month periods ended September 30, 2000, are $11,894 and $81,443, respectively. We funded these losses primarily through the proceeds of $42,768 from the sale of common stock and the issuance of 1,000,000 shares, valued at $50,000, for professional services. Our cumulative expenses from January 5, 1999 (date of incorporation) to September 30, 2000 are $91,750.

The expenses we have incurred to date are primarily from our efforts to establish clients and begin our business operations. So long as we are able to sell shares of our common stock we believe will have sufficient funds to satisfy our cash requirements.

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

Date                            Holli Arberman, President