Form 10KSB
period 2000-12-31
HOJO HOLDINGS INC
filed 2001-04-16
CIK 1094788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2000

Commission File Number: 333-87111

HOJO HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	11-3504866 (IRS Employer I.D. No.)

21 Blackheath Road, Lido Beach, New York 11561
Address of Principle Executive Offices:

(678) 458-0982
Registrant's telephone number, including area code:

None
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $5,120

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $143,000. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2000. 4,800,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. _X__ Yes __No

HOJO Holdings, Inc.

FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are an Internet professional services firm specializing in high-end web site development. We intend to obtain clients through commissioned sales and marketing persons and to service our clients through a network of independent web site developers and computer programmers that we intend to build.

1. Principal products or services and their markets:

Web sites provide companies with a new set of tools for improving basic business processes including communications, data transmission, marketing, transaction processing and customer service. Web sites can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale online, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions, and gather customer feedback efficiently.

Businesses are rapidly adopting the use of web sites. Companies implementing web site solutions often must rely on fundamentally new business approaches because these solutions utilize new technologies and allow companies to implement a broad scope of business process improvements. Businesses seeking to realize the benefits provided by web site solutions face a formidable series of challenges presented by the need to link business strategy with new and rapidly changing technologies and continuously updated content.

Before creating any web site, a company must first conduct a thorough needs assessment to review its strategic business requirements and compare them to the capabilities of its existing processes and systems. Next, the company must design the solution and develop an implementation plan. The implementation, establishment and maintenance of the solution will require significant technical expertise in a number of areas, including, electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production.

Similarly, recent trends are changing the marketing communications requirements of businesses throughout the world. Businesses must be able to develop and execute marketing strategies rapidly, because shortening product life cycles reduce lead times for marketing campaigns. Internet-related services have emerged as an integral component of marketing and communications strategy. This new media and the increasing complexity of sophisticated digital delivery, storage and multimedia enhancement tools and technologies enable companies to improve the effectiveness of communications, but pose additional challenges to businesses striving to link business strategy with rapidly changing technologies.

To perform the multitude of Internet professional services in-house, a company would have to make substantial commitments of time, money and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often in short supply and many organizations are reluctant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and limit workforces in the information technology management and marketing areas.

Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their web sites and the development and implementation of their marketing strategies to independent professionals. These independent professionals can leverage accumulated strategic, technical and creative talent and track developments in a field characterized by extremely short technology, process and content lifecycles.

Companies seeking to establish Internet solutions may turn to their traditional marketing or technology service providers for assistance. However, most of these providers have neither a proven track record of successful Internet solution deployment nor the full portfolio of strategy, technology, marketing and creative skills required to serve client needs effectively. A number of small Internet professional services firms have emerged to address the significant and rapidly growing market for Internet solutions.

We believe that the rapidly increasing demand for Internet solutions has created a significant market opportunity for our Internet professional services firm. In the currently fragmented and rapidly changing environment, an organization that could deliver the creative strengths of advertising and marketing firms, the strategic skills and technical capabilities of information technology consulting service providers, could capitalize on this opportunity to help companies build their businesses in innovative ways.

We intend to offer the following services:

- Strategy consulting. To conduct a thorough study of a client's strategic market position, business requirements and existing systems and capabilities to determine the ways in which Internet solutions can most improve their business processes. We would deliver our recommendations, which define the strategic basis for a specific Internet solution that takes into account the client's budget, timeline and available resources.

- Analysis and design. We would translate the client's strategic requirements into a system or process design architecture, a blueprint that defines the roles the system will perform to meet those requirements. By choosing us, our clients would receive vendor-neutral solutions prepared by Internet-focused consultants. We would research, test and evaluate virtually all major Internet technologies and tools to design system and process architectures that successfully meet client needs. Our objective is to design, build and deploy a solution that is logically planned, scales well over time, is sufficiently secure, and is easy to use, administer and manage.

- Technology development and implementation. We would build a testable version of the client's solution based on the blueprint produced in the analysis and design phase. We would design, code, integrate and test all necessary programs and components using a broad range of expertise, including object-based and relational database systems; electronic commerce systems; custom ActiveX, Java and C++ programming and host integration; implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. Our independent graphic designers would work to create a compelling user interface for the solution to enable it to attract and hold the attention of the client's target audience while conforming to the client's brand image and marketing campaigns We would then test the solution created in the development phase and ready it to be deployed into a full production system.

- Audience development. We would work with clients to develop a strategy for achieving its online marketing objectives by increasing web site traffic, strengthening brand awareness and generating sales leads. We intend to provide online media planning and purchasing services and advice regarding online public relations.

- Maintenance. We would provide the client with ongoing support services for its Internet solutions, from content maintenance to site administration, for as long as the client wishes. Our technical consultants could assist clients on a case-by-case basis to resolve technical problems, provide assistance with the hosting environment, and deliver support for Internet solution software.

2. Distribution methods of the products or services:

We anticipate that we will begin to identify and market to clients during the first quarter of this year. We intend to sell our services through independent sales and marketing agents. Our president will identify and try to retain initial marketing consultants through networking and advertisements in sales and marketing related publications to assist us in fulfilling a variety of sales and marketing requirements we have.

Independent agents would typically target our sales efforts at senior executives within a buying organization. When a prospective client is interested in working with us, we will analyze which portions of its development we can support. Throughout this analysis, we work with the prospective client to negotiate terms of a service agreement. Clients are expected to enter into short-term agreements with us. Our goal through this process is to demonstrate our capability to provide savings, and to obtain a longer-term service agreement with the client.

Our marketing efforts will be dedicated to demonstrating the benefits of Internet solutions, and the effectiveness of our organization in providing solutions, to key decision makers in client organizations. Our marketing efforts will be focused on general communications and on obtaining referrals from our existing clients. We may participate in trade conferences and industry forums, and advertise in business publications. We intend to increase our advertising and marketing expenditures in an effort to become better known in our target markets. These expenditures will cover the addition of sales, marketing and business development agents, increased advertising, increased media relations, increased presence at trade conferences, and continuing improvements to our web site.

Our marketing budget depends on a number of factors, including our results of operations and ability to raise additional capital. In the event that we are successful in raising additional capital or our results of operations exceed our expectations, our marketing budget for the next 12-month period will increase significantly.

3. Status of any publicly announced new product or service:

None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Some of our larger competitors include other Internet professional service firms including; Zefer, Usweb, Razorfish and Rare Medium. Some of these competitors offer a full range of Internet professional services and several others have announced their intention to do so.

There are relatively low barriers to entry into our business. For example, we have no significant proprietary technology that would preclude or inhibit competitors from entering the Internet professional services market. We expect to face additional competition from new entrants into the market in the future. Existing or future competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

We believe that the principal competitive factors in our market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we have and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of many of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

5. Sources and availability of raw materials and the names of principal suppliers:

We have started to identify suitable consultants to work with us but at this time we do not have any agreements with any web site developer or computer programmer. Our president will identify and try to retain initial consultants through networking and advertisements in technology related publications to assist us in fulfilling a variety of technical requirements by future clients.

We expect that our consultants will be paid on a time and materials basis. Prior to bidding on client contracts, we will estimate the time and materials required completing the project. However, in some cases, we may agree to a negotiated fixed project. If we fail to estimate accurately the resources and time required for a project or to complete projects within budget, we would have cost overruns and, in some cases, penalties, which could hurt our business.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services:

None.

9. Effect of existing or probable governmental regulations on the business:

We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas including content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Violations of local laws may be alleged or charged by state or foreign governments and we may unintentionally violate local laws and local laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
10. Estimate of the amount spent during each of the last two fiscal years on research and development activities:

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):

None.

12. Number of total employees and number of full time employees:

We have one part time employee. From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We have our corporate headquarters in Lido Beach, New York. Substantially all of our operating activities are conducted from 200 square feet of office space provided by our president at no charge. We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed. We do not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock does not trade on any stock exchange.
b. Holders: There are fifty-seven holders of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends in the future.

ITEM 6 - PLAN OF OPERATION

General discussion.

Hojo began implementing phases of its business plan in October 1999. We began by purchasing and installing office equipment, a computer and web site development software. We purchased the domain name www.hojoholdings.com and have designed, developed and launched our first commercial web site.

Our web site utilizes leading-edge technology to present a variety of information that we believe will be of interest to future customers. We provide several categories of information, including:

o our services - information about the services we offer
o rates - a section for potential customers to obtain quotes from us
o why a website - an explanation of why we believe web sites are required business tools
o about us - a description and background of us
o employment - an explanation of the types of independent contractors we are seeking
o news - current information about us
o contact us - our address, phone/fax number and email address
o samples - we show a variety of web pages and web sites that we have developed

We believe that the most important portion of our web site is the section that displays a variety of samples that we created. The samples demonstrate a variety of web site design and development skills that we possess and can offer future clients. For example, our web development samples include:
o an animation introducing a new software product
o an animated splash page utilized to introduce a new web site
o a home page created utilizing animation software

o a web site containing a variety of photographs

As a result of the initial samples, we have been able to identify several individuals and entities that were interested in us to modify their web site and in some cases to host their web sites. In return for not charging them for our nominal services, each has agreed to serve as a reference for us, which we believe will help us in getting paying customers.

Based upon our samples and our references, we have had several early-stage discussions with individuals that are considering hiring us to develop their web sites. The discussions are ongoing, have not led to any contract as of the date of this date and we can not assure you that they will lead to any revenues.

Since early January 2000, we began to identify web site developers that could assist us with complex web site development that may be required by future clients. Based upon our recent conversations with qualified individuals, we are comfortable that we can secure appropriate web site developers as needed and in an economical manner, to satisfy a wide variety of possible requirements from future clients. To date, we have not contracted any web site developers. We plan to continue to identify suitable web site developers so that we have a wide range to select from we need them.

Beginning in the second quarter of 2001, we plan to identify independent contractors that can assist us in obtaining web site development contracts. We believe that these individuals would be compensated on a commission basis, which would be calculated from the total revenues we receive as a result of their efforts.

Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, and changes in the interactive video conferencing business or general economic conditions .

Revenues.

We have generated $5,120 in revenues, of which $5,000 was payable to us in shares of stock. We intend to generate revenue by offering a range of services to deliver Internet solutions designed to help clients build their businesses. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. We intend to bill the majority of our engagements on a time and materials basis, although we also intend to deliver solutions on a fixed-price basis.

Cost of revenues.

As we grow, our operating expenses will increase in connection with building and maintaining our network of independent web site developers and programmers, sales and marketing agents, web site development, and general and administrative needed to support our growth.

Web site developer and programmer expenses consist primarily of compensation for independent consultants that provide us with technical services. We expect to significantly increase our web site developer and programmer expenses in absolute dollars as we secure new clients.

Sales and marketing expenses consist primarily of compensation for sales and marketing agents, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. We expect to continue to increase our sales and marketing expenses in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force.

General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased expense associated with being a public company.

We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of net revenue generated from clients. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Limited operating history

Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Our fiscal year ends December 31.

Results of operations

Since our inception, we have generated $5,120 in operating revenues and incurred a cumulative net loss of approximately $109,000. Our operating expenses have consisted substantially of professional fees, travel and entertainment, office costs and employee compensation. A significant portion of the professional fess we incurred, as well as all of the employee compensation we have recognized, were non-cash expenses. The former expenses were satisfied via the issuance of our common shares, and the latter have been reflected as a non-cash capital contribution.

Our results of operations since inception are not necessarily indicative of the results for any future interim period. We expect to expand our business and client base, which will require us to increase the number of technical, sales and marketing agents and to develop our web site and purchase equipment, which will result in increasing expenses.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the period January 5, 1999 to December 31, 2000 we used cash of approximately $57,100 for operating and investing activities. These cash outflows have been funded by affiliate advances of approximately $22,200 (which amounts were converted to common stock during the year) and proceeds from issuance of common stock of approximately $45,300.

We expect to make expenditures of at least $50,000 during the next twelve months. These expenditures will be used to continue web site development, recruiting independent contractors, begin sales and marketing and for general working capital. We will need to raise additional funds through private placements of our stock. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment.

Because we have incurred net losses, and because we anticipate that we will incur net operating losses for the foreseeable future, our ability to continue as a going concern is dependent upon our ability to obtain additional capital and financing to proceed with our planned operations and implement our business plan.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for Internet professional services, our limited operating history and the uncertainty as to the broad acceptance of the web and Internet. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition

Need for additional financing.

We will need to raise additional funds to remain a going concern. If we are successful in raising at least $50,000 of proceeds, we will be able to maintain our operations for at least 12 months. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment. We do not plan to (i) conduct any product research and development, (ii) purchase any plant or significant equipment or (iii) hire any additional employees, until we raise at least $200,000 from our offering.

Material agreements

To date, we have not entered into any arrangements with independent agents to provide technology development, sales or marketing.

In August 1999, we entered into a two-year employment agreement with Holli Arberman, our president. Mrs. Arberman will be compensated at the rate of $24,000 per year. However, the agreement is not effective, and no compensation is to be paid or accrued under such agreement, until we have received more than $200,000 of gross investment capital.

CAUTIONARY STATEMENT

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Corporation's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. The Corporation undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 7 - FINANCIAL STATEMENTS

Hojo Holdings, Inc.
(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Hojo Holdings, Inc.:

We have audited the accompanying balance sheet of Hojo Holdings, Inc. (the “Company”), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the periods January 5, 1999 (date of incorporation) to December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and the periods January 5, 1999 (date of incorporation) to December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 11, 2001
Tampa, FL

Hojo Holdings, Inc.
(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 10,361
Furniture and equipment (net of accumulated depreciation of $807)	4,202
Investments (net of unrealized loss of $5,000)	-

Total	$ 14,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$ -

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value - 20,000,000 authorized; 4,800,000 shares issued and outstanding	4,800
Additional paid-in capital	118,700
Deficit accumulated during the development stage	(108,937)

Total stockholders’ equity	14,563

Total	$ 14,563

See notes to financial statements.

Hojo Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2000	For the Period January 5, 1999 (date of incorporation) to December 31, 1999	For the Period January 5, 1999 (date of incorporation) to December 31, 2000

REVENUE	$ 5,120	$ -	$ 5,120

EXPENSES:
Stock based consulting services	50,000	-	50,000
Office	17,519	2,226	19,745
Other professional fees	12,174	5,848	18,022
Travel and entertainment	11,674	103	11,777
Employee compensation	6,000	-	6,000
Unrealized loss	5,000	-	5,000
Other	1,404	2,109	3,513

Total Expenses	103,771	10,286	114,057

NET LOSS	$ (98,651)	$ (10,286)	$ (108,937)

Net Loss Per Share-
Basic and Diluted	$ (.02)	$ (.00)	$ (.03)

Weighted Average Number of Shares Outstanding	4,190,400	2,500,000	3,351,000

See notes to financial statements

HOJO Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD JANUARY 5, 1999
(date of incorporation) TO DECEMBER 31, 2000

			Additional	Deficit accumulated During the
	Common Stock		Paid in	Development
	Shares	Value	capital	Stage	Total
Balances, January 5, 1999 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock at inception	2,500,000	2,500	-	-	2,500

Net loss for the period January 5, 1999 (date of incorporation) to December 31, 1999	-	-	-	(10,286)	(10,286)

Balances, December 31, 1999	2,500,000	2,500	-	(10,286)	(7,786)

Issuance of common stock for cash	855,357	855	41,913	-	42,768

Conversion of affiliate advances to common stock	444,643	445	21,787		22,232

Issuance of common stock for services rendered	1,000,000	1,000	49,000	-	50,000

Contribution of services by employee			6,000		6,000

Net loss for the year ended December 31, 2000	-	-	-	(98,651)	(98,651)

Balances, December 31, 2000	4,800,000	$ 4,800	$118,700	$(108,937)	$ 14,563

See notes to financial statements

HOJO Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2000	For the period January 5, 1999 (date of incorporation) to December 31, 1999	For the period January 5, 1999 (date of incorporation) to December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (98,651)	$ (10,286)	$ (108,937)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	807	-	807
Stock based consulting expenses	50,000	-	50,000
Non-cash compensation	6,000		6,000
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(41,844)	(10,286)	(52,130)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchases of furniture and equipment	(2,812)	(2,197)	(5,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,768	2,500	45,268
Advances from affiliate, net	12,229	10,003	22,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,997	12,503	67,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,341	20	10,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 10,361	$ 20	$ 10,361

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES – During the year ended December 31, 2000, common stock and additional paid-in capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock (see Note C).

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid For:
Interest	$ 0	$ 0	$ 0

Income taxes	$ 0	$ 0	$ 0

See notes to financial statements.

Hojo Holdings, Inc.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Hojo Holdings, Inc. ("we", "us" "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to become an Internet professional services firm specializing in high-end web site development. Our planned principal operations have not commenced; therefore accounting policies and procedures have not yet been established.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from those estimates.

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate that we will incur net losses for the foreseeable future and that we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include selling shares of our common stock through private placements, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 1999, and during a portion of the year ended December 31, 2000, we had an informal line of credit with our president’s husband, under which we borrowed approximately $22,200. In April 2000, we satisfied this liability through the issuance of 444,643 shares of our common stock ($.05 per share based on the price at which other shares were being sold at that date– see Note F).

During the year ended December 31, 2000, we recognized $6,000 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during the year. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2000, were unsecured, non-interest bearing and were due on demand.

During the year ended December 31, 2000, we issued 1,000,000 shares of our common stock as consideration for certain professional services. The value of these services, which was based on the number, and fair value, of shares issued ($.05 per share based on the price at which other shares were being offered at the date the services were rendered), has been reflected as stock based consulting fees in the accompanying statement of operations.

NOTE D - INCOME TAXES

During the year ended December 31, 2000 and the period January 5, 1999 (date of incorporation) to December 31, 2000, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been recorded in the accompanying financial statements.

At December 31, 2000, we had a net operating loss carryforward of approximately $47,900 for income tax purposes. The carryforward will be available to offset future taxable income through the year ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE E – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No.98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the applicable period(s) by the weighted average number of common shares outstanding during such period(s). Diluted net loss per share is computed by dividing the net loss for the period(s) by the number of common and common equivalent shares outstanding during such period(s). There were no common equivalent shares outstanding as of December 31,2000 or 1999; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F – COMMON STOCK OFFERING

In January 2001, our registration statement with the SEC to sell up to 12,500,000 shares of our common stock at $0.05 per share, was closed. We issued 2,300,000 shares of our common stock under the offering.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table and subsequent discussion contains information concerning our director and executive officer, who will serve in the same capacity with us upon completion of the offering. Our executive officer was elected to her position in July January 1999.

Name	Age	Title
Holli Arberman	26	President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Holli C. Arberman. Mrs. Arberman has served as the president, secretary, treasurer and a director of Hojo since January 1999. Since January 1999 Mrs. Arberman has also served as the president, secretary, treasurer and a director of two other companies which where incorporated by Mr. Arberman on January 6, 1999; HB Holdings, Inc.. and HBJA Holdings Inc. None of these companies currently conduct any business and none currently intends to make any acquisitions. In addition, from May 1999 until April 2000, Mrs. Arberman served as president of Want.md, a web site focused on offering Internet domain name registrations to medical professionals. From October 1998 until December 1999, Mrs. Arberman has worked as an independent occupational therapist contractor for various contracting agencies. From October 1997 until October 1998, Mrs. Arberman served as an occupational therapist at United Presbyterian Residence Care Corp, a skilled nursing facility. From September 1995 to October 1997, she earned a M.A degree in Occupational Therapy from Touro College. Mrs. Arberman is a registered and licensed Occupational Therapist, is NBCOT Certified and holds a license in New York and Connecticut.

Mrs. Arberman does not have any experience in overseeing web site development; securing web site developers, computer programmers, sales and marketing agents; or in obtaining clients.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

CONFLICTS OF INTEREST

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between Hojo and her other business activities.

No proceeds from this offering will be used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter. No proceeds from this offering will be loaned to our sole officer and director. We also will not use proceeds of this offering purchase the assets of any company, which is beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 10 - EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Mrs. Arberman is currently employed by Hojo Holdings, Inc. at an annual salary of $24,000 per annum according to a two year written employment agreement signed on August 31, 1999. Mrs. Arberman is not accruing or entitled to any compensation and will not be paid until Hojo raises at least $200,000 from this offering. Her employment agreement provides for reimbursement of business related expenses, four weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by Hojo and bonus entitlement. Until there is an independent board member, Mrs. Arberman has verbally agreed not to receive any benefits or bonus from Hojo. The employment contract also contains standard non-compete, termination, confidentiality and other clauses.

We do not presently have a stock option plan but intend to develop an incentive-based stock option plan for our officers and directors in the future and may reserve shares of our authorized common stock for that purpose.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock before and after giving effect to the sale of the maximum number of shares of common stock offered. All shareholders have sole voting and investment power over the shares beneficially owned. Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options. Although our officer may purchase shares in this offering, the following amounts assume that our officer does not purchase any additional shares.

Beneficial ownership class of common stock	shares owned	Percentage of shares
Holli Arberman 8384 Roswell Road, Suite K Atlanta, Georgia 30350	900,000	18.75%
Joel Arberman 8384 Roswell Road, Suite K Atlanta, Georgia 30350	1,040,000	21.67%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 6, 1999, Mrs. Arberman, our president, purchased 900,000 shares for a total consideration of $900.

On April 7, 2000, Mr. Arberman, the husband of our president, was issued 1,040,000 shares for total consideration of $52,000 of cash proceeds and debt repayment.

Mrs. Arberman, our president, provides various equipment and a portion of her home for office space for no consideration. The value of this equipment and office space are considered to be insignificant.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

Exhibits - None.
Financial Statement Schedules - None.
Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOJO HOLDINGS, INC.

By: /s/ Holli Arberman
Chief Executive Officer

Dated: April 13, 2001

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	April 13, 2001