Form 10QSB
period 2001-03-31
HOJO HOLDINGS INC
filed 2001-05-15
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________ .

Commission File Number: 333-87111

HOJO HOLDINGS, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	11-3504866 (IRS Employer I.D. No.)

21 Blackheath Road
Lido Beach, New York 11561
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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

4,800,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( x ) NO ( )

HOJO HOLDINGS, INC.
INDEX TO FORM 10-QSB

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	March 31, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 5,006	$ 10,361
Furniture and equipment (net of accumulated depreciation)	3,878	4,202
Investments (net of unrealized loss of $5,000)	-	-

TOTAL	$ 8,884	$ 14,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$ -	$ -

STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800	4,800
Additional paid-in capital	120,200	118,700
Deficit accumulated during the development stage	(116,116)	(108,937)
Total stockholders' equity	8,884	14,563

TOTAL	$ 8,884	$ 14,563

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the Period January 5, 1999 (date of incorporation) to March 31, 2001

REVENUE	$ 155	$ -	$ 5,275

EXPENSES:
Stock based consulting services	-	-	50,000
Office	998	2,081	20,743
Other professional fees	1,855	2,200	19,877
Travel and entertainment	1,407	1,885	13,184
Employee compensation	1,500	-	7,500
Unrealized loss	-	-	5,000
Other	1,574	516	5,087
Total expenses	7,334	6,682	121,391

NET LOSS	$(7,179)	$ (6,682)	$ (116,116)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (0.03)

Weighted Average Number of Shares Outstanding	4,800,000	2,500,000	3,510,600

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	4,800,000	$ 4,800	$ 118,700	$ (108,937)	$ 14,563

Contribution of services by employee			1,500		1,500

Net Loss				(7,179)	(7,179)

Balances, March 31, 2001	4,800,000	$ 4,800	$ 120,200	$ (116,116)	$ 8,884

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the period January 5, 1999 (date of incorporation) to March 31, 2001
Cash Flows From Operating Activities:
Net loss	$ (7,179)	$ (6,682)	$ (116,116)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in due to affiliate	-	6,682	-
Stock based consulting services	-	-	50,000
Depreciation	324	-	1,131
Non-cash compensation	1,500	-	7,500
Net Cash Used In Operating Activities	(5,355)	-	(57,485)

Cash flows from Investing Activities -
Purchases of furniture and equipment	-	-	(5,009)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	45,268
Advances from affiliate	-	-	22,232
Capital contribution	-	-	-
Net Cash Provided by Financing Activities	-	-	67,500

Net Increase (decrease) In Cash and Cash Equivalents	(5,355)	-	5,006

Cash and Cash Equivalents at Beginning of Period	10,361	20	-

Cash and Cash Equivalents at End of Period	$ 5,006	$ 20	$ 5,006

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

HOJO Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to become an Internet professional services firm specializing in high-end web site development. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception, anticipate incurring net losses for at least the next two years and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include selling shares of our common stock through private placements, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to March 31, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2001, we had a net operating loss carryforward of approximately $53,600 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

At December 31, 1999, and during a portion of the year ended December 31, 2000, we had an informal line of credit with our president’s husband, under which we borrowed approximately $22,200. In April 2000, we satisfied this liability through the issuance of 444,643 shares of our common stock ($.05 per share based on the price at which other shares were being sold at that date– see Note F).

Since our inception we have recognized $7,500 ($6,000 during the year ended December 31, 2000 and $1,500 during the three months ended March 31, 2001) of employee compensation. We believe these amounts represent the fair value of services provided to us by our president. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of March 31, 2001, were unsecured, non-interest bearing and were due on demand.

During the year ended December 31, 2000, we issued 1,000,000 shares of our common stock as consideration for certain professional services. The value of these services, which was based on the number, and fair value, of shares issued ($.05 per share based on the price at which other shares were being offered at the date the services were rendered), has been reflected as stock based consulting services in the accompanying statement of operations.

NOTE E – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There have been no common equivalent shares outstanding at any time since our inception; accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMON STOCK OFFERING

In January 2001, our registration statement with the SEC to sell up to 12,500,000 shares of our common stock at $0.05 per share, was closed. We issued 2,300,000 shares of our common stock under the offering.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2001 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, and cash, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

For the three months ended March 31, 2001 and 2000, we generated $155 and $0, in operating revenues and incurred respective net losses of $7,179 and $6,682 (of which $1,500 and $0 were non-cash compensation expenses).

Since our inception we have incurred approximately $121,400 of expenses; approximately $58,900 of which resulted in the outlay of cash. These expenses, which were funded by approximately $45,000 of proceeds received from the sale of our common stock and approximately $22,000 of affiliate advances (which were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise the necessary funds, we will not have the cash to meet our projected expenditures for the next twelve months.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis and Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	May 14, 2001