Form 10QSB
period 2001-06-30
HOJO HOLDINGS INC
filed 2001-08-17
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2001.

4,800,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

HOJO HOLDINGS, INC.
INDEX TO FORM 10-QSB

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	June 31, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 2,567	$ 10,361
Furniture and equipment (net of accumulated depreciation of $1,455 and $807, respectively)	3,554	4,202
Investments (net of unrealized loss of $5,000)	-	-
Prepaid assets	8,500	-

TOTAL	$ 14,621	$ 14,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES – Due to shareholder	$ 10,000	$ -

STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800	4,800
Additional paid-in capital	121,700	118,700
Deficit accumulated during the development stage	(121,879)	(108,937)
Total stockholders' equity	4,621	14,563

TOTAL	$ 14,621	$ 14,563

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the six months ended June 30, 2000	For the Period January 5, 1999 (date of incorporation) to June 30, 2001

REVENUES	$-	$155	$-	$-	$5,275

EXPENSES:
Stock based consulting	-	-	50,000	50,000	50,000
Office	291	2,293	806	2,887	22,038
Other professional fees	2,192	4,047	7,315	9,515	22,069
Travel and entertainment	452	1,859	2,625	4,510	13,636
Employee compensation	1,500	3,000	-	-	9,000
Unrealized loss	-	-	-	-	5,000
Other	1,328	1,898	1,355	2,355	5,411

Total expenses	5,763	13,097	62,101	69,267	$127,154

NET LOSS	$(5,763)	$(12,942)	$(62,101)	$(69,267)	$(121,879)

Net Loss Per Share – Basic and Diluted	$(.00)	$(.00)	$(0.01)	$(.01)	$(.03)

Weighted Average Number of Shares Outstanding	4,800,000	4,800,000	4,446,000	3,473,000	3,639,900

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	4,800,000	$ 4,800	$ 118,700	$ (108,937)	$ 14,563

Contribution of services by employee			3,000		3,000

Net Loss				(12,942)	(12,942)

Balances, June 30, 2001	4,800,000	$ 4,800	$ 121,700	$ (121,879)	$ 4,621

SEE NOTES TO FINANCIAL STATEMENTS.

,

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June. 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the six months ended June 30, 2000	For the period January 5, 1999 (date of incorporation) to June 30, 2001
Cash Flows From Operating Activities:
Net loss	$(5,763)	$(12,942)	$(62,101)	$(69,267)	$(121,879)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based consulting services			50,000	50,000	50,000
Depreciation	324	648	200	200	1,455
Non-cash compensation	1,500	3,000			9,000
Increase in prepaid assets	(8,500)	(8,500)	-	-	(8,500)
Net Cash Used by Operating Activities	(12,439)	(17,794)	(11,901)	(19,067)	(69,924)

Cash flows from Investing Activities -
Purchases of furniture and equipment	-	-	-	-	(5,009)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	42,768	42,768	45,268
Advances from affiliate	10,000	10,000	5,063	12,229	32,232
Cash Provided by Financing Activities	10,000	10,000	47,831	54,997	77,500

Net Increase (decrease) In Cash and Cash Equivalents	(2,439)	(7,794)	35,930	35,930	2,567

Cash and Cash Equivalents at Beginning of Period	5,006	10,361	20	20	-

Cash and Cash Equivalents at End of Period	$2,567	$2,567	$35,950	$35,950	$2,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

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

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to June 30, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2001, we had a net operating loss carryforward of approximately $54,500 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended June 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

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

Since our inception we have recognized $9,000 ($6,000 during the year ended December 31, 2000 and $1,500 during each of the three month periods ended March 31 and June 30, 2001) of employee compensation. We believe these amounts represent the fair value of services provided to us by our president. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of June 30, 2001, were unsecured, non-interest bearing and due on demand.

In addition, one of our minority shareholders has advanced $10,000 to us during the three months ended June 30, 2001. This advance is unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2000, we issued 1,000,000 shares of our common stock as consideration for certain professional services. The value of these services, which was based on the number, and fair value, of shares issued ($.05 per share based on the price at which other shares were being offered at the date the services were rendered), has been reflected as stock based consulting expense.

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

NOTE G – COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $25,000 (consisting of a $8,500 retainer paid in June 2001 and 11 monthly installments of $1,500). The $8,500 has been reflected as a prepaid asset in the accompanying balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2001 and the financial statements as of and for the three and six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, and cash, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

During the three and six months ended June 30, 2001 and 2000, we did not generate any revenues of significance and our expenses approximated $5,800, $13,100, $62,100 and $69,300, respectively. These expenses included non-cash compensation of $1,500 during each of the quarters ending March 31, and June 30, 2001, and $50,000 of consulting services for which the related consideration was 1,000,000 shares of our common stock.

Since our inception we have incurred approximately $127,200 of expenses; approximately $63,200 of which resulted in the outlay of cash. These expenses, which were funded by approximately $45,000 of proceeds received from the sale of our common stock and approximately $32,000 of affiliate advances (of which $22,000 were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise additional funds, we will not have the cash to meet our required and/or projected expenditures for the next twelve months.

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

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	August 16, 2001