Form 10-Q
period 2001-09-30
HOJO HOLDINGS INC
filed 2001-10-31
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2001.

4,800,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

HOJO HOLDINGS, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of September 30, 2001 and December 31, 2000	3
Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to September 30, 2001	4
Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2001	5
Statements of Cash Flows for the three and nine months ended September 30, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to September 30, 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	September 30, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 1,674	$ 10,361
Furniture and equipment (net of accumulated depreciation of $1,779 and $807, respectively)	3,230	4,202
Investments (net of unrealized loss of $5,000)	-	-
Prepaid assets	6,375	-

TOTAL	$ 11,279	$ 14,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES – Due to shareholder	$ 11,970	$ -

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800	4,800
Additional paid-in capital	123,200	118,700
Deficit accumulated during the development stage	(128,691)	(108,937)
Total stockholders' equity (deficit)	(691)	14,563

TOTAL	$ 11,279	$ 14,563

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the Period January 5, 1999 (date of in- corporation) to September 30, 2001

REVENUES	$-	$155	$-	$-	$5,275

EXPENSES:
Stock based consulting	-	-	-	50,000	50,000
Office	484	2,777	7,482	12,755	22,522
Other professional fees	4,504	8,551	1,250	10,776	26,573
Travel and entertainment	-	1,859	2,962	7,533	13,636
Employee compensation	1,500	4,500	-	-	10,500
Unrealized loss	-	-	-	-	5,000
Other	324	2,222	200	400	5,735

Total expenses	6,812	19,909	11,894	81,464	$133,966

NET LOSS	$(6,812)	$(19,754)	$(11,894)	$(81,464)	$(128,691)

Net Loss Per Share – Basic and Diluted	$(.00)	$(.00)	$(0.00)	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding	4,800,000	4,800,000	4,800,000	3,473,000	3,746,600

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the nine months ended September 30, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	4,800,000	$ 4,800	$ 118,700	$ (108,937)	$ 14,563

Contribution of services by employee			4,500		4,500

Net Loss				(19,754)	(19,754)

Balances, September 30, 2001	4,800,000	$ 4,800	$ 123,200	$ (128,691)	$ (691)

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the period January 5, 1999 (date of incorporation) to September 30, 2001
Cash Flows From Operating Activities:
Net loss	$(6,812)	$(19,754)	$(11,894)	$(81,464)	$(128,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based consulting services			-	50,000	50,000
Depreciation	324	972	200	400	1,779
Non-cash compensation	1,500	4,500			10,500
Decrease (increase) in prepaid assets	2,125	(6,375)	-	-	(6,375)
Net Cash Used by Operating Activities	(2,863)	(20,657)	(11,694)	(31,064)	(72,787)

Cash flows from Investing Activities -
Purchases of furniture and equipment	-	-	-	-	(5,009)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	-	42,768	45,268
Net increase in advances from stockholder	1,970	11,970	-	12,229	34,202
Cash Provided by Financing Activities	1,970	11,970	-	54,997	79,470

Net Increase (decrease) In Cash and Cash Equivalents	(893)	(8,687)	(11,694)	23,933	-

Cash and Cash Equivalents at Beginning of Period	2,567	10,361	35,647	20	-

Cash and Cash Equivalents at End of Period	$1,674	$1,674	$23,953	$23,953	$1,674

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES- During the nine months ended September 30, 2001, common stock and additional paid-in capital increased by $455 and $21,787 respectively when $22,232 of affiliate advances were converted to common stock (see Note D).

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

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

At September 30, 2001, we had a net operating loss carryforward of approximately $63,200 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

At December 31, 1999, and during a portion of the year ended December 31, 2000, we had informal line of credit with our president’s husband, under which we borrowed approximately $22,200. In April 2000, we satisfied this liability through the issuance of 444,643 shares of our common stock ($.05 per share based on the price at which other shares were being sold at that date– see Note F).

Since our inception we have recognized $10,500 of employee compensation ($6,000 during the year ended December 31, 2000 and $4,500 during the nine months ended September 30, 2001). We believe these amounts represent the fair value of services provided to us by our president. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

Our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of September 30, 2001, were unsecured, non-interest bearing and due on demand.

In addition, two of our minority shareholders have advanced us $11,970 as of September 30, 2001. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2000, we issued 1,000,000 shares of our common stock as consideration for certain professional services. The value of these services, which was based on the number, and fair value, of shares issued ($.05 per share based on the price at which other shares were being offered at the date the services were rendered), has been reflected as stock based consulting expense in the accompanying statement of operations.

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

NOTE G – COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $25,000. At September 30, 2001, we have paid $10,000 under this arrangement (consisting of a $8,500 retainer paid in June 2001, and 1 monthly installment of $1,500). Accordingly, as of such date, we still owe $15,000 under this arrangement, which amount is due in 10 monthly installments of $1,500. The unamortized portion of the $8,500 retainer has been reflected as a prepaid asset in the accompanying balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and nine months ended September 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, cash and prepaid assets, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

During the three and nine months ended September 30, 2001 and 2000, we did not generate any revenues of significance and our expenses approximated $6,800, $19,800, $11,900 and $81,500, respectively. These expenses included non-cash compensation of $1,500 during each of the quarters ending March 31, June 30 and September 30, 2001, and $50,000 of consulting services during the nine months ended September 30, 2000 for which the related consideration was 1,000,000 shares of our common stock.

Since our inception we have incurred approximately $134,000 of expenses; approximately $68,500 of which resulted in the outlay of cash. These expenses, which were funded by approximately $45,000 of proceeds received from the sale of our common stock and approximately $34,000 of affiliate advances (of which $22,232 were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise additional funds, we will not have the cash to meet our required and/or projected expenditures for the next twelve months.

Readers are referred to the cautionary statement at page 10, which addresses forward-looking statements.

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

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	October 23, 2001