Form 10KSB
period 2001-12-31
HOJO HOLDINGS INC
filed 2002-04-01
CIK 1094788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2001

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

Common Stock, $.0001 Par Value
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $155

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001was $257,400. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2001. 4,800,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. ___ Yes _x_No

HOJO Holdings, Inc.

FORM 10 - KSB

Table of Contents

PART I.
	ITEM 1. Description of Business	*
	ITEM 2. Properties	*
	ITEM 3. Legal Proceedings	*
	ITEM 4. Submission of Matters to a Vote of Security Holders	*
PART II
	ITEM 5. Market for the Common Equity and Related Stockholder Matters	*
	ITEM 6. Plan of Operation	*
	ITEM 7. Financial Statements	*
	ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	*
PART III
	ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	*
	ITEM 10 Executive Compensation	*
	ITEM 11 Security Ownership of Certain Beneficial Owners and Management	*
	ITEM 12 Certain Relationships and Related Transactions	*
	ITEM 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K	*
	Signatures	*

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "HOJO". We were initially cleared for trading on June 14, 2001. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since we have been publicly traded:

BID OR TRADE PRICES

2001 FISCAL YEAR HIGH LOW

Quarter Ending 03/31/01.............. $0.00 $0.00

Quarter Ending 06/30/01.............. $0.00 $0.00

Quarter Ending 09/30/01.............. $4.00 $0.05

Quarter Ending 12/31/01.............. $7.00 $0.10

As of December 31, 2001, there were approximately 60 holders of our common stock.

On March 22, 2002, the closing price for our common stock on the OTCBB was $0.09.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

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

Revenues.

We have generated $5,275 in revenues, of which $5,000 was payable to us in shares of stock. We intend to generate revenue by offering a range of services to deliver Internet solutions designed to help clients build their businesses. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. We intend to bill the majority of our engagements on a time and materials basis, although we also intend to deliver solutions on a fixed-price basis.

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

Our fiscal year ends December 31.

Results of operations

Since our inception, we have generated $5,275 in operating revenues and incurred a cumulative net loss of approximately $143,700. Our operating expenses have consisted substantially of professional fees, travel and entertainment, office costs and employee compensation. A significant portion of the professional fess we incurred, as well as all of the employee compensation we have recognized, were non-cash expenses. The former expenses were satisfied via the issuance of our common shares, and the latter have been reflected as a non-cash capital contribution.

Our results of operations since inception are not necessarily indicative of the results for any future interim period. We expect to expand our business and client base, which will require us to increase the number of technical, sales and marketing agents and to develop our web site and purchase equipment, which will result in increasing expenses.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the period January 5, 1999 to December 31, 2001 we used cash of approximately $84,300 for operating and investing activities. These cash outflows have been funded by affiliate advances of approximately $39,100 (approximately $22,200 of which were were converted to common stock during the year ended December 31, 2000) and proceeds from issuance of common stock of approximately $45,300.

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

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year during which time we are required to pay total consideration of $25,000. At December 31, 2001, we have paid $13,000 under this arrangement (consisting of $8,500 paid in June 2001 and three monthly installments of $1,500). Accordingly, as of such date, we still owe $12,000 under this arrangement.

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

(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Hojo Holdings, Inc.:

We have audited the accompanying balance sheet of Hojo Holdings, Inc. (the “Company”), a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Kingery, Crouse & Hohl, P.A.

February 25, 2002

Tampa, FL

Hojo Holdings, Inc.
(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2001

ASSETS
CURRENT ASSETS

Property and equipment (net of accumulated depreciation of $2,102)	$ 2,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Due to stockholder	$ 16,846
Accrued liabilities	287
Total liabilities	17,133

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value - 20,000,000 authorized; 4,800,000 shares issued and outstanding	4,800
Additional paid-in capital	124,700
Deficit accumulated during the development stage	(143,726)

Total stockholders’ deficit	(14,226)

Total	$2,907

See notes to financial statements.

Hojo Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Period January 5, 1999 (date of incorporation) to December 31, 2001

REVENUE	$ 155	$ 5,120	$ 5,275

EXPENSES:
Stock based consulting services	-	50,000	50,000
Office	4,092	17,519	23,837
Other professional fees	19,981	12,174	38,003
Travel and entertainment	1,979	11,674	13,756
Employee compensation	6,000	6,000	12,000
Unrealized loss	-	5,000	5,000
Other	2,892	1,404	6,405

Total Expenses	34,944	103,771	149,001

NET LOSS	$ (34,789	$ (98,651)	$ (143,726)

Net Loss Per Share-
Basic and Diluted	$ (.01)	$ (.02)	$ (.04)

Weighted Average Number of Shares Outstanding	4,800,000	4,190,400	3,835,300

See notes to financial statements

HOJO Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Deficit Accumulated
		Additional	During the
Common Stock		Paid-in	Development
Shares	Value	Capital	Stage	Total
Balances, January 5, 1999 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock at inception	2,500,000	2,500	-	-	2,500

Net loss for the period January 5, 1999 (date of incorporation) to December 31, 1999	-	-	-	(10,286)	(10,286)

Balances, December 31, 1999	2,500,000	2,500	-	(10,286)	(7,786)

Issuance of common stock for cash	855,357	855	41,913	-	42,768

Conversion of affiliate advances to common stock	444,643	445	21,787		22,232

Issuance of common stock for services rendered	1,000,000	1,000	49,000	-	50,000

Contribution of services by employee			6,000		6,000

Net loss for the year ended December 31, 2000	-	-	-	(98,651)	(98,651)

Balances, December 31, 2000	4,800,000	4,800	118,700	(108,937)	14,563

Contribution of services by employee	-	-	6,000	-	6,000

Net loss for the year ended December
31, 2001	-	-	-	(34,789)	(34,789)

Balances, December 31, 2001	4,800,000	$ 4,800	$124,700	$(143,726)	$(14,226)

See notes to financial statements

HOJO Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the period January 5, 1999 (date of incorporation) to December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (34789)	$ (98,651)	$ (143,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,295	807	2,102
Stock based consulting expenses	-	50,000	50,000
Non-cash compensation	6,000	6,000	12,000
Increase in accrued liabilities	287	-	287
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(27,207)	(41,844)	(79,337)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchases of furniture and equipment	-	(2,812)	(5,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	42,768	45,268
Net increase in advances from stockholders	16,846	12,229	39,078
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,846	54,997	84,346

NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,361)	10,341	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,361	20	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 10,361	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES – During the year ended December 31, 2000, common stock and additional paid in capital increased by $445 and $21,787, respectively, when $22,232 of affiliate advances were converted to common stock (see Note C).

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

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions were are required to make Actual results could differ from those estimates.

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and anticipate that we will incur net losses for the foreseeable future. In addition,we we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include selling shares of our common stock through private placements, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We recognized $6,000 of employee compensation during each of the years ended December 31, 2001 and 2000. We believe this amount represents the fair value of services provided to us by our president during these years. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, two of our stockholders (one of whom is our president’s husband), periodically advances funds to us. These advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

NOTE D – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes have been provided for in the accompanying financial statements.

At December 31, 2001, we had net operating loss carryforwards of approximately $76,000 for income taxes. These carryforwards expire in various years through the year ended December 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) to December 31, 2001; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F – COMMON STOCK OFFERING

In January 2001, our registration statement with the SEC to sell up to 12,500,000 shares of our common stock at $0.05 per share, was closed. We issued 2,300,000 shares of our common stock under the offering.

NOTE G – COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year during which time we are required to pay total consideration of $25,000. At December 31, 2001, we have paid $13,000 under this arrangement (consisting of $8,500 paid in June 2001 and three monthly installments of $1,500). Accordingly, as of such date, we still owe $12,000 under this arrangement.

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

Name	Age	Title
Holli Arberman	27	President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Holli C. Arberman. Mrs. Arberman has served as the president, secretary, treasurer and a director of Hojo since January 1999. Since January 1999 Mrs. Arberman has also served as the president, secretary, treasurer and a director of two other companies which where incorporated by Mr. Arberman on January 6, 1999; HB Holdings, Inc.. and HBJA Holdings Inc. None of these companies currently conduct any business and none currently intends to make any acquisitions. In addition, from May 1999 until April 2000, Mrs. Arberman served as president of Want.md, a web site focused on offering Internet domain name registrations to medical professionals. From October 1998 until December 1999, Mrs. Arberman has worked as an independent occupational therapist contractor for various contracting agencies. >From October 1997 until October 1998, Mrs. Arberman served as an occupational therapist at United Presbyterian Residence Care Corp, a skilled nursing facility. From September 1995 to October 1997, she earned a M.A degree in Occupational Therapy from Touro College. Mrs. Arberman is a registered and licensed Occupational Therapist, is NBCOT Certified and holds a license in New York and Connecticut.

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

Dated: March 27, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	March 27, 2002