Form 10QSB
period 2002-03-31
HOJO HOLDINGS INC
filed 2002-05-20
CIK 1094788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2002.

4,800,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO ( x )

HOJO HOLDINGS, INC.
INDEX TO FORM 10-QSB

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	March 31, 2002 (unaudited)	December31, 2001
CURRENT ASSETS-
Cash and cash equivalents	$ -	$ -
Furniture and equipment (net of accumulated depreciation)	2,583	2,907
Investments (net of unrealized loss of $5,000)	-	-

TOTAL	$ 2,583	$ 2,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Due to stockholders	$ 18,346	$ 16,846
Accrued liabilities	-	287
Total liabilities	18,346	17,133

STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800	4,800
Additional paid-in capital	125,200	124,700
Deficit accumulated during the development stage	(145,763)	(143,726)
Total stockholders' deficit	(15,763)	(14,226)

TOTAL	$ 2,583	$ 2,907

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	For the Period January 5, 1999 (date of incorporation) to March 31, 2002

REVENUE	$ -	$ 155	$ 5,275

EXPENSES:
Stock based consulting services	-	-	50,000
Office	-	998	23,837
Other professional fees	1,500	1,855	39,503
Travel and entertainment	-	1,407	13,756
Employee compensation	500	1,500	12,500
Unrealized loss	-	-	5,000
Other	37	1,574	6,442
Total expenses	2,037	7,334	151,038

NET LOSS	$ (2,037)	$ (7,179)	$ (145,763)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (0.04)

Weighted Average Number of Shares Outstanding	4,800,000	4,800,000	3,908,800

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2002

(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Stage	Total

Balances, December 31, 2001	4,800,000	$ 4,800	$ 124,700	$ (143,726)	$ (14,226)

Contribution of services by employee			500		500

Net Loss				(2,037)	(2,037)

Balances, March 31, 2002	4,800,000	$ 4,800	$ 125,200	$ (145,763)	$ (15,763)

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	For the period January 5, 1999 (date of incorporation) to March 31, 2002
Cash Flows From Operating Activities:
Net loss	$ (2,037)	$ (7,179)	$ (145,763)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	324	324	2,426
Stock based consulting services		-	50,000
Non-cash compensation	500		12,500
(Decrease) increase in accrued liabilities	(287)	1,500	-
Net Cash Used In Operating Activities	(1,500)	(5,355)	(80,837)

Cash flows from Investing Activities -
Purchases of furniture and equipment	-	-	(5,009)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	45,268
Advances from affiliate	1,500	-	40,578
Capital contribution	-	-	-
Net Cash Provided by Financing Activities	-	-	85,846

Net Increase (decrease) In Cash and Cash Equivalents	-	(5,355)	-

Cash and Cash Equivalents at Beginning of Period	-	10,361	-

Cash and Cash Equivalents at End of Period	$ -	$ 5,006	$ -

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception, anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include selling shares of our common stock through private placements, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to March 31, 2002, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2002, we had a net operating loss carryforwards of approximately $78,000 for income tax purposes. These carryforwards expire in various years through the period ended March 31, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

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

Since our inception we have recognized $12,500 ($500 during the quarter ended March 31, 2002, and $6,000 and $6,000 during the years ended December 31, 2001 and 2000) of employee compensation. We believe these amounts represent the fair value of services provided to us by our president. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

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

NOTE G - COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year during which time we are required to pay total consideration of $25,000. At March 31, 2002, we have paid $13,000 under this arrangement (consisting of $8,500 paid in June 2001 and three monthly installments of $1,500). Accordingly, as of such date, we still owe $12,000 under this arrangement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2002 and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results of Operations

For the three months ended March 31, 2002 and 2001, we generated $0 and $155, in operating revenues and incurred respective net losses of $2,037 and $7,179 (of which $500 and $1,500 were non-cash compensation expenses).

Since our inception we have incurred approximately $151,000 of expenses; approximately $83,500 of which resulted in the outlay of cash. These expenses, which were funded by approximately $43,000 of proceeds received from the sale of our common stock and approximately $22,000 of affiliate advances (which were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise the necessary funds, we will not have the cash to meet our projected expenditures for the next twelve months.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the period January 5, 1999 to March 31, 2002, we used cash of approximately $85,800 for operating and investing activities. These cash outflows have been funded by affiliate advances of approximately $40,600 (approximately $22,200 of which were converted to common stock during the year ended December 31, 2000) and proceeds from issuance of common stock of approximately $45,300.

We expect to make expenditures of at least $20,000 during the next twelve months. These expenditures will be used to continue web site development, recruiting independent contractors, begin sales and marketing and for general working capital. We will need to raise additional funds through private placements of our stock. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment.

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

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	May 17, 2002