Form 10QSB
period 2002-06-30
HOJO HOLDINGS INC
filed 2002-08-14
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

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

YES ( ) NO (x)

HOJO HOLDINGS, INC.
INDEX TO FORM 10-QSB

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	June 30, 2002 (unaudited)	December31, 2001
CURRENT ASSETS:
Furniture and equipment (net of accumulated depreciation)	$ 2,259	$ 2,907
Investments (net of unrealized loss of $5,000)	-	-

TOTAL	$ 2,259	$ 2,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to shareholders	$ 18,346	$ 16,846
Accrued liabilities	13,250	287
Total liabilities	31,596	17,133

STOCKHOLDERS' DEFICIT:
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800	4,800
Additional paid-in capital	125,700	124,700
Deficit accumulated during the development stage	(159,837)	(143,726)
Total stockholders' deficit	(29,337)	14,226

TOTAL	$ 2,259	$ 2,907

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2002	For the six months ended June 30, 2002	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the Period January 5, 1999 (date of incorporation) to June 30, 2002

REVENUES	$-	$-	$-	$155	$5,275

EXPENSES:
Stock based consulting	-	-	-	-	50,000
Office	-	-	291	2,293	35,837
Other professional fees	13,250	14,750	2,192	4,047	40,753
Travel and entertainment	-	-	452	1,859	13,756
Employee compensation	500	1,000	1,500	3,000	13,000
Unrealized loss	-	-	-	-	5,000
Other	324	361	1,328	1,898	6,766

Total expenses	14,074	16,111	5,763	13,097	$165,112

NET LOSS	$(14,074)	$(16,111)	$(5,763)	$(12,942)	$(159,837)

Net Loss Per Share – Basic and Diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number of Shares Outstanding	4,800,000	4,800,000	4,800,000	4,800,000

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2002
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2001	4,800,000	$ 4,800	$ 124,700	$ (143,726)	$ (14,226)

Contribution of services by employee			1,000		1,000

Net Loss				(16,111)	(16,111)

Balances, June 30, 2002	4,800,000	$ 4,800	$ 125,700	$ (159,837)	$ 29,337

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

		For the three months ended June. 30, 2002		For the six months ended June 30, 2002	For the three months ended June 30, 2001	For the six months ended June 30, 2001		For the period January 5, 1999 (date of incorporation) to June 30, 2002
Cash Flows From Operating Activities:
Net loss		$(14,074)		$(16,111)	$(5,763)	$(12,942)		$(159,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based consulting services		-		-	-	-		50,000
Depreciation		324		648	324	648		2,750
Non-cash compensation		500		1,000	1,500	3,000		13,000
Increase in prepaid assets		-		-	(8,500)	(8,500)		-
Increase in accrued liabilities		13,250		12,963				13,250

Net Cash Used by Operating Activities		-		(1,500)	(12,439)	(17,794)		(80,837)

Cash flows from Investing Activities -
Purchases of furniture and equipment		-		-	-	-		(5,009)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock		-		-	-	-		45,268
Advances from affiliate		-		1,500	10,000	10,000		40,578
Cash Provided by Financing Activities		-		1,500	10,000	10,000		85,846

Net Increase (decrease) In Cash and Cash Equivalents		-		-	(2,439)	(7,794)		-

Cash and Cash Equivalents at Beginning of Period		-		-	5,006	10,361		-

Cash and Cash Equivalents at End of Period	$		$		$2,567	$2,567	$

Supplemental disclosure of cash flow information:
Cash paid for interest	$		$		$-	$-		$-

Cash paid for income taxes	$		$		$-	$-		$-

SEE NOTES TO FINANCIAL STATEMENTS.

HOJO HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

HOJO Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We initially intended to become an Internet professional services firm specializing in high-end web site development, however we have since changed our focus and are currently working on developing an alternative business plan. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception, anticipate incurring net losses for the forseeable future and will require a significant amount of capital to commence our planned principal operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations.. Our plans include selling shares of our common stock through private placements, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to June 30, 2002, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2002, we had a net operating loss carryforward of approximately $79,600 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended June 30, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

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

Since our inception we have recognized $13,000 of employee compensation, $1,000 during the six months ended June 30, 2002 and $6,000 during each of the years ended December 31, 2001 and 2000. We believe these amounts represent the fair value of services provided to us by our president during these periods. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our president and majority stockholder periodically advances funds to us. These advances, which are reflected as due to shareholders in the accompanying balance sheet as of June 30, 2002, are unsecured, non-interest bearing and due on demand.

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

NOTE G – COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement was for a term of one year, and required us to pay total consideration of $25,000. As of June 30, 2002 we had paid $13,000 under this arrangement; the remaining amount due of $12,000 has been included in accrued liabilities in the accompanying balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheets as of June 30, 2002 and December 31, 2001 and the financial statements as of and for the three and six months ended June 30, 2002 and 2001 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, and cash, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Readers are referred to the cautionary statement, which addresses forward-looking statements.

Results of operations

During the three and six months ended June 30, 2002 and 2001, we did not generate any revenues of significance and our expenses approximated $14,100, $16,100, $5,800 and $13,100, respectively. These expenses included non-cash compensation of $500 for each of the quarters ending March 31, and June 30, 2002 and $1,500 for each of the quarters ending March 31, and June 30, 2001.

Since our inception we have incurred approximately $165,100 of expenses; approximately $97,000 of which resulted in, or are expected to result in, the outlay of cash. These expenses, which were funded primarily by approximately $45,000 of proceeds received from the sale of our common stock and approximately $32,000 of affiliate advances (of which $22,000 were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise additional funds, we will not have the cash to meet our required and/or projected expenditures for the next twelve months.

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

SIGNATURE	TITLE	DATE
/s/ Holli Arberman	Director, Chief Accounting Officer	August 8, 2002