Form 10QSB
period 2002-09-30
HOJO HOLDINGS INC
filed 2002-11-15
CIK 1094788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________ .

                        Commission File Number: 333-87111

                               HOJO HOLDINGS, INC.
               (Exact name of registrant as specified in charter)

           DELAWARE                                          11-3504866
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
  incorporation or organization)

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

                                 YES ( ) NO (x)

                               HOJO HOLDINGS, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page
Item 1. Financial Statements (unaudited)
  Balance Sheets as of September 30, 2002 and December 31, 2001            3
  Statements of Operations for the three and nine months                   4
   ended September 30, 2002 and 2001, and the period January
   5, 1999 (date of incorporation) to September 30, 2002
  Statement of Stockholders' Deficit for the nine months ended             5
   September 30, 2002
  Statements of Cash Flows for the three and nine months ended             6
   September 30, 2002 and 2001, and the period January 5, 1999
   (date of incorporation) to September 30, 2002
  Notes to Financial Statements                                            7
Item 2. Management's Discussion and Analysis of Financial Condition        9
  and Results of Operations (including Cautionary Statement)
Item 3. Controls and Procedures                                            10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                  10
Item 2. Changes in Securities                                              10
Item 3. Defaults Upon Senior Securities                                    10
Item 4. Submission of Matters to a Vote of Securities Holders              11
Item 5. Other Information                                                  11
Item 6. Exhibits and Reports on Form 8-K                                   11
Signatures                                                                 11

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                    ASSETS                September 30,
                                                              2002            December 31,
                                                          (unaudited)            2001
CURRENT ASSETS:
   Furniture and equipment (net of accumulated
     depreciation of $3,074)                               $   1,935           $   2,907
   Investments (net of unrealized loss of $5,000)                  -                   -

TOTAL                                                      $   1,935           $   2,907
                                                           ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Due to shareholders                                     $  18,346           $  16,846
   Accrued liabilities                                        14,300                 287
         Total liabilities                                    32,646              17,133

STOCKHOLDERS' DEFICIT:
   Common stock - $0.001 par value; 20,000,000 shares
    authorized; 4,800,000 shares issued and outstanding        4,800               4,800
   Additional paid-in capital                                126,200             124,700
   Deficit accumulated during the development stage         (161,711)           (143,726)
          Total stockholders' deficit                        (30,711)             14,226

TOTAL                                                      $   1,935           $   2,907
                                                           ==========          ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               For the
                                   For the        For the        For the       For the         Period
                                    three           nine          three          nine      January 5, 1999
                                    months         months         months        months        (date of
                                    ended          ended          ended         ended       incorporation)
                                 September 30,  September 30,   September     September      to September
                                    2002            2002        30, 2001      30, 2001         30, 2002

REVENUES                          $       -     $        -      $        -    $      155   $     5,275

EXPENSES:
 Stock based consulting                   -              -               -             -        50,000
 Office                                   -              -             484         2,777        35,837
 Other professional fees              1,050         15,800           4,504         8,551        41,803
 Travel and entertainment                 -              -               -         1,859        13,756
 Employee compensation                  500          1,500           1,500         4,500        13,500
 Unrealized loss                          -              -               -             -         5,000
 Other                                  324            685             324         2,222         7,090

       Total expenses                 1,874         17,985           6,812        19,909       166,986

NET LOSS                          $  (1,874)    $  (17,985)     $   (6,812)   $  (19,754)  $  (161,711)
                                  ==========    ===========     ===========   ===========  ============

Net Loss Per Share - Basic and
Diluted                           $    (.00)    $     (.00)     $     (.00)   $     (.00)
                                  ==========    ===========     ===========   ===========

Weighted Average Number of Shares
Outstanding                       4,800,000      4,800,000       4,800,000     4,800,000
                                  ==========    ===========     ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2002
                                   (Unaudited)

                                                                       Deficit
                                                                      Accumulated
                                                         Additional    During the
                                       Common Stock       Paid-In     Development
                                    Shares       Amount   Capital        Stage      Total

Balances, December 31, 2001       4,800,000      $4,800   $124,700   $ (143,726)   $(14,226)

Contribution of services by
   employee                                                  1,500                    1,500

Net Loss                                                                (17,985)    (17,985)

Balances, September 30, 2002      4,800,000      $4,800   $126,200   $ (161,711)   $(30,711)
                                  =========      ======   ========   ===========   =========

SEE NOTES TO FINANCIAL STATEMENTS.

                                                          HOJO HOLDINGS, INC.
                                                   (A Development Stage Enterprise)

                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                       For the                For the period
                                            For the three  For the      three    For the nine   January 5,
                                                months    nine months   months      months    1999 (date of
                                                ended       ended       ended       ended     incorporation)
                                              September   September   September   September    to September
                                              30, 2002     30, 2002    30, 2001    30, 2001      30, 2002
Cash Flows From Operating Activities:
 Net loss                                     $  (1,874)  $ (17,985)  $  (6,812)  $(19,754)   $ (161,711)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Stock based consulting services                    -           -           -          -        50,000
   Depreciation                                     324         972         324        972         3,074
   Non-cash compensation                            500       1,500       1,500      4,500        13,500
   Increase in prepaid assets                         -           -       2,125     (6,375)            -
   Increase in accrued liabilities                1,050      14,013           -          -        14,300

Net Cash Used by Operating Activities                 -      (1,500)     (2,863)   (20,657)      (80,837)

Cash flows from Investing Activities -
   Purchases of furniture and equipment               -           -           -          -        (5,009)

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock             -           -           -          -        45,268
   Net increase in advances from shareholder          -       1,500       1,970     11,970        40,578
Cash Provided by Financing Activities                 -       1,500       1,970     11,970        85,846

Net Increase (decrease) In Cash and Cash
   Equivalents                                        -           -        (893)    (8,687)            -

Cash and Cash Equivalents at Beginning of
   Period                                             -           -       2,567     10,361             -

Cash and Cash Equivalents at End of Period    $       -   $       -   $   1,674   $  1,674    $        -
                                              ==========  ==========  ==========  =========   ===========

Supplemental disclosure of cash flow
information:
   Cash paid for interest                     $       -   $       -   $       -   $      -    $        -
                                              ==========  ==========  ==========  =========   ===========

   Cash paid for income taxes                 $       -   $       -   $       -   $      -    $        -
                                              ==========  ==========  ==========  =========   ===========

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

BASIS OF PRESENTATION>

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended
December 31, 2000 contained in our Form 10-KSB.

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

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to September 30, 2002, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2002, we had a net operating loss carryforward of approximately
$81,500 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

At December 31, 1999, and during a portion of the year ended December 31, 2000, we had an informal line of credit with our president's husband, under which we borrowed approximately $22,200. In April 2000, we satisfied this liability through the issuance of 444,643 shares of our common stock ($.05 per share based on the price at which other shares were being sold at that date- see Note F).

Since our inception we have recognized $13,500 of employee compensation, $1,500 during the nine months ended September 30, 2002 and $6,000 during each of the years ended December 31, 2001 and 2000. We believe these amounts represent the fair value of services provided to us by our president during these periods.
Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our president and majority stockholder periodically advances funds to us. These advances, which are reflected as due to shareholders in the accompanying balance sheet as of September 30, 2002, are unsecured, non-interest bearing and due on demand.

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

NOTE E - NET LOSS PER SHARE

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

NOTE G - COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement was for a term of one year, and required us to pay total consideration of $25,000. As of
September 30, 2002 we had paid $13,000 under this arrangement; the remaining amount due of $12,000 has been included in accrued liabilities in the accompanying balance sheet.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheets as of September 30, 2002 and December 31, 2001 and the financial statements as of and for the three and nine months ended September 30, 2002 and
2001 included with this Form 10-QSB.

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

Results of operations

During the three and nine months ended September 30, 2002 and 2001, we did not generate any revenues of significance and our expenses approximated $1,870,
$18,000, $6,800 and $19,900, respectively. These expenses included non-cash compensation of $500 for each of the quarters ending March 31, June 30 and
September 30, 2002 and $1,500 for each of the quarters ending March 31, June 30, and September 30, 2001.

Since our inception we have incurred approximately $167,000 of expenses;
approximately $98,500 of which resulted in, or are expected to result in, the outlay of cash. These expenses, which were funded primarily by approximately
$45,000 of proceeds received from the sale of our common stock and approximately
$32,000 of affiliate advances (of which $22,000 were satisfied by the issuance of shares of our common stock), resulted primarily from our efforts to establish clients and expand our business operations. Assuming we are successful in raising the requisite funds through private placements of our stock, we anticipate that we will make expenditures of at least $50,000 during the next 12 months. These expenditures will be used primarily for continuation of web site development, recruiting independent contractors and sales and marketing. If we are unable to raise additional funds, we will not have the cash to meet our required and/or projected expenditures for the next twelve months.

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

ITEM 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

         99.1     Sarbanes-Oxley Act Exhibit

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                 TITLE                                DATE

/s/ Holli Arberman        Director, CEO, and Chief Accounting  November 6, 2002
                          Officer

CERTIFICATIONS

I, Holli Arberman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hojo Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

        (iii)Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the
        Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;
        and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Holli Arberman
    President and CEO