Form 10KSB
period 2002-12-31
HOJO HOLDINGS INC
filed 2003-04-15
CIK 1094788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF  1934
For the fiscal year ended December 31, 2002

-------------------

[   ]   TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF  1934
For the transition period from  _________ to  ____________

 Commission File No.  333-87111

HOJO HOLDINGS, INC.

______________________________________________________
(Exact name of Registrant as specified in its charter)

                                       Delaware

                                          11-3504866

                              ______________________

                            ______________
                            (State or other jurisdiction of                                      (I.R.S.  Employer
                            incorporation or organization)                                    Identification Number)

                     2424 North Federal Highway, Suite 350   Boca Raton, FL  33431             (561) 237-6285

_____________________________________________________________________________________
                          (Address of principal executive offices)   (Zip Code)

          (Telephone No.)

      21 Blackheath Road, Lido Beach, New York  11561

                             (Former Address principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12 (g) of the Act:      COMMON STOCK

Check whether the issuer  (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes

[   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had  no revenues during our most recent fiscal year.

The aggegate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $156,000  as of March 31, 2003.

There were 4,800,000  shares outstanding as of  March 31, 2003.

 Documents incorporated by reference:

Form 10-KSB filed for the year ended December 31, 2001.

============================================================================

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 10-QSB, Forms 8-K, and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. The information in this report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS SUMMARY OVERVIEW

The Company is a Delaware corporation.  We were formed as an Internet professional services firm specializing in high end web site development.  We were not successful in developing this business model and had very limited revenues.

In April  2003, former management resigned and was replaced by a new board and new officers and directors led by Rohit Patel.  Recognizing the need to increase shareholder value,  the new Board has determined that the only way to enhance shareholder value is to  seek potential business opportunities and effect a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders.

We  intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings.  Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we  reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management  may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have  no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our discussion of the proposed business under this caption is purposefully general and is not meant to restrict our virtually unlimited  discretion to search for and enter into potential business opportunities.

Due to our limited capital resources,  the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target  Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination.  Additionally, no assurance can be made that we will be able to effectuate a  Business Combination on favorable terms. We might identify and effectuate a Business Combination with  a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time.  If this occurs, the Company and our shareholders might not realize any type of profit.

Our current Board also serves on the Board of Directors of the Heritage Companies.  Heritage is a developmental stage company whose principal business is to identify potential acquisition candidates.  We have not as yet established a policy in the event that the board is presented with potential acquisition candidates as to which Heritage or our company will be presented with the acquisition opportunity.   We believe that the potential business acquisition will be offered to the company with the most favorable capital structure to the target company.

Unspecified Industry and Target Business.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Management has experience in the hospitality industry and despite the current economic outlook believes that there are still opportunities for growth in this industry.  Notwithstanding the foregoing, we cannot commit at this time to limiting our search for target companies to the hospitality industry.

Most likely, the Target Business will be primarily located in the United States, although we reserve the right to  acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad. We are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we  may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a the Business Combination.

To the extent that we  effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we  effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance  of  a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we  will have the resources to diversify our operations or benefit from spreading risks or offsetting  losses.   Our probable lack of diversification could subject  us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty.  There can be no assurance  that current management  will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct .

Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can  be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Selection of a Target Business and Structuring of a Business Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated.. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.   In addition, in evaluating  a Target Business, management will consider, among other factors, the following, which are not listed in any particular order.

-  financial condition and results of operation of the Target Business;

-  growth potential and projected financial performance of  the Target Business and the industry in which it operates;

 -  experience and skill of management and availability of  additional personnel of the Target Business;

 -  capital requirements of the Target Business;

 -  the availability of a transaction exemption from  registration pursuant to the Securities Act for the  Business Combination;

 -  the location of the Target Business;

 -  competitive position of the Target Business;

 -  stage of development of the product, process or service of the Target Business;

-  degree of current or potential market acceptance of the product, process or service of the Target Business;

-   possible proprietary features and possible other protection of the product, process or service of the Target Business;

-  regulatory environment of the industry in which the Target Business operates;

-  costs associated with effecting the Business Combination; and

-  equity interest in and possible management participation in  the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant  by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable.  We  will be particularly dependent in  making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our  participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they  devoted their full time to the Company's affairs.

However, management will devote such time as they deem  reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we  have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we  deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management,  who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem  appropriate.  Management  has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these  network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other  non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources,  it is likely that any such fee we agree to pay would be paid in stock and not in cash.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

As a general rule, Federal and state tax laws and regulations  have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us,   the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us  to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.  Our inability  to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our  financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.  Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon  exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of  present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we  acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves  in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are  unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to ours.  Many of  these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these  competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we  will have the  ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us  to select certain less attractive Target Businesses for a Business Combination.   There can be no assurances that such Target Businesses will permit us to meet our stated business objective.  Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

EMPLOYEES

We have no full time employees.  Mr. Gessner and Mr. Patel serve on a part time basis.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

ITEM 2.  PROPERTIES

FACILITIES

Our principal office is located at 2424 North Federal Highway Suite 350, Boca Raton, Florida. We have agreed to sub-lease this space on a month-to-month basis from Equishare Holdings LLC at a monthly fee of $2,500.  We expect to utilize these facilities until such time as a business combination occurs.  Equishare is owned by Jay Patel, the son of Rohit Patel, our chairman

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "HJOH" As of March 31, 2003 there were 4,800,000   common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock.

2002	High	Low

Quarter Ended March 31, 2002	$0.15	$0.08
Quarter Ended June 30, 2002	$0.18	$0.07
Quarter Ended September 30, 2002	$0.24	$0.04
Quarter Ended December 31, 2002	$0.05	$0.01

2003

Period Ended March 31, 2003	$0.07	$0.01

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Hill Thompson Magid, Schwab Capital Markets, Knight Securities, Wien Securities and M.H. Meyerson & Co.

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission.

Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

(b)    Holders. As of March 1, 2003 there were approximately 49  stockholders of record of our common stock.

(a)

Dividends.  We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(b)

Recent Sale of Unregistered Securities

Following is a list of our securities that we have issued during this last year which have not been previously reported.

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed. We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we considers to have significant growth potential.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with.  The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations.

Our Operations During 2002

We were not able to secure required financing to continue with a number of our planned operations in 2002.  The web site development market became increasingly competitive.  Due to lack of financing, we were not able to secure independent contractors to work on planned projects nor were our former officers and directors able to continue to finance ongoing operations.  The inability to finance our planned expansion in the web design market required us to reevaluate our planned operations.  With few assets and no revenues, it became clear that we must implement a new business strategy and in furtherance thereof, we have decided that our emphasis for the coming year will be to identify potential acquisition candidates.

Planned Operations For 2003

We must be able to identify and close on a target business.   If we are successful with any of our planned acquisitions, of which there can be no assurance, the scale of our operations will increase significantly. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. There can be no assurance that the increase in operating expenses will be offset by a similar increase in revenues. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

REVENUES

We had no revenues in 2002 and only $155 in revenues in 2001.   Our principal expense for the past two years has been professional fees of $15,000 and $19,981 respectively.  We incurred a Net loss of approximately $18,000 during 2002 and a Net loss of $34,789 for the year ended December 31, 2001.

ASSETS AND LIABILITIES

Total assets as of December 31, 2002 were $1,611 while total liabilities were $31,8846.   Our Stockholders' deficit is $30,235.

Presently, we are not in a position to meet our cash requirements for the remainder of our fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow.  It is likely that a Business Combination might not occur during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a Business Combination, we  may cease operations and a Business Combination may not occur.

Prior to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a Business Combination. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person.  There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover our expenses.  In the event the Company can no longer borrow funds from management, and the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities rather than through a public offering.

ITEM 7 - FINANCIAL STATEMENTS:

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2002 and for the year ended December 31, 2002 and for the period from January 5, 1999 (date of incorporation) to December 31, 2002.

Hojo Holdings, Inc.

(A Development Stage Enterprise)

TABLE OF CONTENTS

Pages
Independent Auditors’ Report	F-2
Financial Statements:
Balance Sheet as of December 31, 2002	F-3
Statements of Operations for the years ended December 31, 2002 and 2001, and for the period January 5, 1999 (date of incorporation) to December 31, 2002	F-4
Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002 and 2001, and for the period January 5, 1999 (date of incorporation) to December 31, 2002	F-5
Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the period January 5, 1999 (date of incorporation) to December 31, 2002	F-6
Notes to Financial Statements	F-7

[Letterhead of Kingery, Crouse & Hohl,P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Hojo Holdings, Inc.:

We have audited the accompanying balance sheet of Hojo Holdings, Inc. (the “Company”), a development stage enterprise, as of December 31, 2002, and the related statements of operations, stockholders’ equity (deficit)  and cash flows for the years ended December 31, 2002 and 2001, and for the period January 5, 1999 (date of incorporation) to December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period January 5, 1999 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring losses and has a stockholders' deficit at December 31, 2002. In addition, the Company will require a significant amount of capital to commence its planned principal operations and proceed with its business plan.  As of the date of these financial statements, an insignificant amount of capital has been raised, and there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery, Corue & Hohl, P.A.

April 11, 2003

Tampa, Florida

Hojo Holdings, Inc.

(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
Furniture and equipment (net of accumulated depreciation of $3,398)	$ 1,611
Investments (net of unrealized loss of $5,000)	-

TOTAL	$ 1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to stockholders	$ 19,846
Accrued liabilities	12,000
Total liabilities	31,846

STOCKHOLDERS' DEFICIT:
Common stock - $0.001 par value; 20,000,000 shares authorized; 4,800,000 shares issued and outstanding	4,800
Additional paid-in capital	126,700
Deficit accumulated during the development stage	(161,735)
Total stockholders' deficit	(30,235)

TOTAL	$ 1,611

See notes to financial statements.

Hojo Holdings, Inc.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Period January 5, 1999 (date of incorporation) to December 31, 2002

REVENUE	$-	$155	$5,275

EXPENSES:
Stock based consulting services	-	-	50,000
Office	-	4,092	35,837
Other professional fees	15,000	19,981	56,803
Travel and entertainment	-	1,979	13,756
Employee compensation	2,000	6,000	15,500
Unrealized loss	-	-	5,000
Other	1,009	2,892	8,099

Total Expenses	18,009	34,944	184,995

NET LOSS	$(18,009)	$(34,789)	$(179,720)

Net Loss Per Share-
Basic and Diluted	$(.00)	$(.01)

Weighted Average Number of Shares Outstanding	4,800,000	4,800,000

See notes to financial statements.

Hojo Holdings, Inc.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Deficit
Accumulated
	Additional	During the
Common Stock	Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Balances, January 5, 1999
(date of incorporation)	-	$-	$-	$-	$-

Issuance of common stock at inception	2,500,000	2,500	-	-	2,500

Net loss for the period January 5,
1999 (date of incorporation) to
December 31, 1999	-	-	-	(10,286)	(10,286)

Balances, December 31, 1999	2,500,000	2,500		(10,286)	(7,786)

Issuance of common stock for cash	855,357	855	41,913	-	42,768

Conversion of affiliate advances to
common stock	444,643	445	21,787	-	22,232

Issuance of common stock for services
rendered	1,000,000	1,000	49,000	-	50,000

Contribution of services by employee	-	-	6,000	-	6,000

Net loss for the year ended December
31, 2000	-	-	-	(98,651)	(98,651)

Balances, December 31, 2000	4,800,000	4,800	118,700	(108,937)	14,563

Contribution of services by employee	-	-	6,000	-	6,000

Net loss for the year ended December
31, 2001	-	-	-	(34,789)	(34,789)

Balances, December 31, 2001	4,800,000	4,800	124,700	(143,726)	(14,226)

Contribution of services by employee	-	-	2,000	-	2,000

Net loss for the year ended December
31, 2002	-	-	-	(18,009)	(18,009)

Balances, December 31, 2002	4,800,000	$4,800	$126,700	$(161,735)	$(30,235)

See notes to financial statements.

Hojo Holdings, Inc.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the period January 5, 1999 (date of incorporation) to December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,009)	$ (34,789)	$ (161,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,296	1,295	3,398
Stock based consulting expenses	-	-	50,000
Non-cash compensation	2,000	6,000	14,000
Increase in accrued liabilities	11,713	287	12,000
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,000)	(27,207)	(82,337)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchases of furniture and equipment	-	-	(5,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	45,268
Net increase in advances from stockholders	3,000	16,846	42,078
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	16,846	89,206

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	(10,361)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	10,361	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES – During the year ended December 31, 2000, common stock and additional paid-in capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock (see Note C).

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid For:
Interest	$-	$ -	$ -

Income taxes	$-	$ -	$ -

See notes to financial statements.

    Hojo Holdings, Inc.

      (A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A – FORMATION AND OPERATIONS OF THE COMPANY

Hojo Holdings, Inc. (“we”, “us”, “our”) was incorporated under the laws of the state of Delaware on January 5, 1999.  We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to become an Internet professional services firm specializing in high-end web site development. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

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

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred net operating losses since our inception and   have a stockholders' deficit at December 31, 2002.  In addition, we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan.  Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan.  Our plans include selling shares of our common stock and/or raising other debt or equity capital, however there is no assurance that we will be successful in our efforts to raise capital.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – RELATED PARTY TRANSACTIONS

At December 31, 1999, and during a portion of the year ended December 31, 2000, we had an informal line of credit with our president’s husband, under which we borrowed approximately $22,200. In April 2000, we satisfied this liability through the issuance of 444,643 shares of our common stock ($.05 per share based on the price at which other shares were being sold at that date– see Note F).

We recognized $2,000 and $6,000 of employee compensation during the respective years ended December 31, 2002 and 2001.  We believe these amounts represents the fair value of services provided to us by our president during these years.   Because this compensation will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, two of our stockholders (one of whom was our then president’s husband) periodically advance funds to us.  These advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

NOTE D – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2002, we had net operating loss carryforwards of approximately $82,400 for income taxes.  These carryforwards expire in various years through the year ended December 31, 2022.  The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share"  (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98").  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the number of common and

common equivalent shares outstanding during the period.   There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) to December 31, 2002; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F – COMMON STOCK OFFERING

In January 2001, our registration statement with the SEC to sell up to 12,500,000 shares of our common stock at $0.05 per share was closed.  We issued 2,300,000 shares of our common stock under the offering.

NOTE G – COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us.  The agreement was for a term of one year and required us to pay total consideration of $25,000.  At December 31, 2002, we have paid $13,000 under this arrangement.  Accordingly, as of such date, we still owe $12,000 under this arrangement (such amount is reflected in accrued liabilities at December 31, 2002).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Annual Report to Shareholders are as follows:

NAME	AGE	POSITION

Rohit Patel	57	Chairman/CEO

Carl Gessner	56	President/Secretary/Treasurer/Director

Rohit Patel, Chairman/CEO

Mr. Patel has been an active investor in the hospitality and retail sectors for the past fifteen years, including hotels, gas stations, convenience stores, and video stores.  He also serves as chairman of the Heritage Companies, an entity similar to ours whose purpose is the identification of potential acquisition candidates.  Prior to his involvement in these ventures, he owned and operated a manufacturing company, Precise Lapping & Grinding Co., for 7 years that specialized in diamond polishing various components in the electronic, aerospace, auto and machinery industries.  In 1982, Pratt & Whitney a division of United Technologies acquired Mr. Patel’s company. Following the acquisition, he held the position as a Technical Advisor for Pratt & Whitney/United Technologies for a period of 7 years.  Additionally, Mr. Patel served as a plant manager for the Lapping Department of Ultra Precision Mfg Co. for a period of 5 years. He earned a bachelor’s degree in Chemistry from India’s Gujarat State University in 1970.

Carl A. Gessner, President, Secretary, Treasurer, Director

Mr. Gessner has 20 years of business experience. He currently serves as chief executive officer of the Heritage Companies.   From 1982 to 1995, Mr. Gessner worked as a realtor in New Jersey and Florida.  He has held the following positions since 1995: From 1995 to 1997, he served as office business manager of two sister stock brokerage companies: Wall Street Money Center Corporation and Wall Street Money Management Group, Inc. in Boca Raton, FL, where he was responsible for budgeting, purchasing, payroll, human resources, and other day-to-day office functions. From 1997 to May 1999, he was promoted to Financial Operations Principal at the same companies, where he was responsible for all operations and financial reporting functions, including service as compliance officer for the firms. He became chief compliance officer for Traderight Securities in May 2001, where he served until his promotion to Vice President in 2002.  Mr. Gessner earned a bachelor's degree in business from Rider College in 1968.

Committees of The Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

Our directors are appointed for terms of one year.  Our current Board members will continue to retain their position until the next annual shareholders meeting.

Section  16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to our officers, directors and ten percent holders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

None of our current officers or directors were employed by the Company during the years 2001 or 2002 and received no compensation of any kind from the Company.   We do not anticipate paying salaries until such time as we have sufficient assets or revenues as a result of a business combination.

None of our prior officers or directors received a salary and /or bonus in excess of $100,000.  Holli Arberman was previously employed as our president at an annual salary of $24,000.   We did not have sufficient funds to pay this salary and any unpaid salary has been waived.

EMPLOYMENT AGREEMENTS

There are no employment agreements between the Company and any of its management.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Common Stock as of the date of the Prospectus, for (a) each person known to the Company to be a beneficial owner of the Common Shares; (b) each director; (c) each executive officer designated in the section captioned MANAGEMENT--Executive Compensation; and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

BENEFICIAL OWNERSHIP (1)
NAME AND ADDRESS	SHARES	PERCENT

Rohit Patel (2)(3)	2,400,000	50.0%

Carl Gessner (3)	0	0.0%

All directors and executive officers as a group (2 persons)	2,400,000	50.0%

(1)  Under Rule 13d-3, a beneficiary owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:  (1) voting power, which includes the power to vote, or to direct the voting shares; and (ii) investment power, which includes the power to  dispose or direct the disposition of shares.

(2)    Mr. Patel specifically disclaims beneficial ownership of any shares of common stock which may be owned by any family member except for those which may from time to time be owned by his wife and/or children.

(3)  All officers and directors can be contacted at the Company’s principal place of business located at 2424 N. Federal Highway, Suite 350, Boca Raton, Florida  33431.

ITEM 12- CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

The following information pertains to all transactions during the last two years, or proposed transactions, to which the Company was or is to be a part, in which any of our former or current officers or directors, or nominees for appointment as an officer or director, any material shareholder listed above and  any member of the immediate family (including spouse, parents, children, siblings and in-laws ) of any of the foregoing persons.

We recognized $2,000 and $6,000 of employee compensation during the respective years ended December 31, 2002 and 2001.  We believe these amounts represent the fair value of services provided to us by our president during these years.  Because this compensation will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in-capital in the accompanying balance sheet.  No amounts have been ascribed to the use of a portion of our president’s home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, two of our stockholders (one of whom is the husband of our former president) periodically advances funds to us.  These advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing obligations due on demand.  Subsequent to our year-end and in conjunction with the change in control, we have been released from this obligation.

We have not entered into any type of employment agreement or other compensation program or other agreement with any current officer or director and do not expect that we will enter into such agreement until we consummate a business acquisition.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

INDEX TO EXHIBITS

EXHIBIT

DESSCRIPTION

NUMBER

-------------

-----------------------------------------------

3.01*

Articles of Incorporation of Company

3.03*

Bylaws of Company

4.01*

Form of Common Stock Certificate

-----------------------

*    Previously filed with the Securities and Exchange Commission

------------------

(b)   Reports on Form 8-K

None.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow timely decisions regarding required disclosures.  Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation as to the effectiveness of the design and operation of these disclosures controls and procedures.  Our chief executive officer and chief financial officer concluded that, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in Internal controls.  Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

       SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOJO HOLDINGS, INC.:

April 14, 2003	/s/ ROHIT PATEL
Rohit Patel, Chairman/CEO

April 14, 2003	/s/ CARL GESSNER
Carl Gessner, President/Treasurer/Secretary/Director

  CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, ROHIT PATEL, have reviewed this annual report on Form 10-KSB of the Hojo Holdings, Inc.

1.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such HOJO HOLDINGS, INC. statements were made, not misleading with respect to the period covered by this annual report;

2.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules13a14 and 15d-14) for the registrant and we have:

       a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date);

       c.

Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and Board of directors (or persons performing the equivalent function):

      a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

       b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       c.

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

April 14, 2003

/s/ ROHIT PATEL

-------------------------------------

Rohit Patel, Chairman/CEO

CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, CARL GESSNER have reviewed this annual report on Form 10-KSB of the Hojo Holdings, Inc.

1.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material necessary to make the statements made, in light of the circumstances under which such HOJO HOLDINGS, INC. statements were made, not misleading with respect to the period covered by this annual report;

1.

Based on my knowledge, the financial statements, and other financial information   included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

2.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.

Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

3.

The registrant’s other certifying officers and I have disclosed, based on our most recent   evaluation, to the registrant’s auditors and Board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

c.

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

April 14, 2003

/s/ CARL GESSNER

-------------------------------------

Carl Gessner, President/Secretary/Treasurer