Form 10QSB
period 2003-03-31
HOJO HOLDINGS INC
filed 2003-05-20
CIK 1094788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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
  incorporation or organization)

                         2424 N. Federal Hwy., Suite 350
                              Boca Raton, FL 33431
                    (Address of Principal Executive Offices)

                                 (561) 237-6285
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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2003.

                             4,800,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                               HOJO HOLDINGS, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               Page
Item 1. Financial Statements (unaudited)
        Balance Sheets as of March 31, 2003 and December 31, 2002             3
        Statements of Operations for the three months ended March             4
         31, 2003 and 2002, and the period January 5, 1999 (date of incorporation) to March 31, 2003
        Statement of Stockholders' Deficit for the three months               5
         ended March 31, 2003
        Statements of Cash Flows for the three months ended                   6
         March 31, 2003 and 2002, and the period January 5, 1999
        (date of incorporation) to March 31, 2003
        Notes to Financial Statements                                         7
Item 2. Management's Discussion and Analysis of Financial Condition           10
and Results of Operations (including Cautionary Statement)
Item 3. Controls and Procedures                                               12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     12
Item 2. Changes in Securities                                                 12
Item 3. Defaults Upon Senior Securities                                       12
Item 4. Submission of Matters to a Vote of Securities Holders                 12
Item 5. Other Information                                                     12
Item 6. Exhibits and Reports on Form 8-K                                      12
Signatures                                                                    12
Certifications                                                                13

Item 1.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                      ASSETS                  March 31,
                                                2003         December
                                             (unaudited)     31, 2002
CURRENT ASSETS:
   Furniture and equipment (net of
     accumulated depreciation of $4,083
     and $3,398, respectively)               $      926     $     1,611
   Investments (net of unrealized loss
     of $5,000)                                       -               -

TOTAL                                        $      926     $     1,611                                                                            $
                                             ===========    ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Due to stockholders                       $   22,232     $    19,846                                                                             $
   Accrued liabilities                           12,511          12,000
         Total liabilities                       34,743          31,846

STOCKHOLDERS' DEFICIT:
   Common stock - $0.001 par value;
    20,000,000 shares authorized; 4,800,000
    shares issued and outstanding                 4,800           4,800
   Additional paid-in capital                   126,700         126,700
   Deficit accumulated during the
    development stage                          (165,317)       (161,735)
          Total stockholders' deficit           (33,817)        (30,235)

TOTAL                                        $      926     $     1,611                                                                             $
                                             ===========    ============

________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
________________________________________________________________________________________

                                                                            For the
                                                                             Period
                                                                         January 5, 1999
                                        For the Three    For the three      (date of
                                        months ended     months ended    incorporation) to
                                       March 31, 2003   March 31, 2002    March 31, 2003

REVENUES                               $           -    $          -      $       5,275

EXPENSES:
 Stock based consulting                            -               -             50,000
 Office                                            -               -             23,837
 Other professional fees                       2,897           1,500             55,900
 Travel and entertainment                          -               -             13,756
 Employee compensation                             -             500             14,000
 Unrealized loss                                   -               -              5,000
 Other                                           685              37              8,099

       Total expenses                  $       3,582    $      2,037      $     170,592

NET LOSS                               $      (3,582)   $     (2,037)     $    (165,317)
                                       ==============   =============     ==============

Net Loss Per Share - Basic and
Diluted                                $        (.00)   $       (.00)
                                       ==============   =============

Weighted Average Number of Shares
Outstanding                                4,800,000       4,800,000
                                       ==============   =============

________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2003
                                   (Unaudited)

_____________________________________________________________________________________________

                                                                       Deficit
                                                                     Accumulated
                                                       Additional    During the
                                     Common Stock       Paid-In      Development
                                   Shares     Amount    Capital         Stage       Total

Balances, December 31, 2002      4,800,000   $  4,800   $  126,700   $ (161,735)   $(30,235)

Net Loss                                 -          -            -       (3,582)     (3,582)

Balances, March 31, 2003         4,800,000   $  4,800   $  126,700   $ (165,317)   $ (33,817)
                                 =========   ========   ==========   ===========   ==========

_____________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_________________________________________________________________________________________

                                                                             For the period
                                                                               January 5,
                                                    For the       For the     1999 (date of
                                                  three months  three months  incorporation)
                                                  ended March   ended March    to March 31,
                                                   31, 2003       31, 2002        2003
Cash Flows From Operating Activities:
   Net loss                                       $   (3,582)   $  (2,037)    $ (165,317)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
       Stock based consulting services                     -            -         50,000
       Depreciation                                      685          324          4,083
       Non-cash compensation                               -          500         14,000
       Increase in prepaid assets                          -            -              -
       Increase in accrued liabilities                   511         (287)        12,511

Net Cash Used by Operating Activities                 (2,386)      (1,500)       (84,723)

Cash Flows From Investing Activities -
       Purchases of furniture and equipment                -            -         (5,009)

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock                  -            -         45,268
   Net increase in due to stockholder                  2,386        1,500         44,464
Cash Provided by Financing Activities                  2,386        1,500         89,732

Net Increase (decrease) In Cash and Cash
   Equivalents                                             -            -              -

Cash and Cash Equivalents at Beginning of Period           -            -              -

Cash and Cash Equivalents at End of Period        $        -    $       -     $        -
                                                  ===========   ==========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During
the year ended December 31, 2000, common stock and additional paid-in capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                         $        -    $       -     $        -
                                                  ===========   ==========    ===========

   Cash paid for income taxes                     $        -    $       -     $        -
                                                  ===========   ==========    ===========
_________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                               HOJO HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Hojo Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We
initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, our Board has decided that it is the best interests of our shareholders to seek other opportunities by merging and/or acquiring another company. We are currently having discussions with several potential partners, however we are uncertain as to whether any of these negotiations will result in a merger and/or acquisition.
Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

In April 2003, we formed a wholly owned subsidiary, Global Wi Fi Corp. for the purpose of acquiring companies or assets used in the wireless Internet connection field. In furtherance thereof, we acquired substantially all of the assets of Global lWeb TV, Inc., a Florida based company.

The agreement provided in part for us to issue 5 million shares of Class A preferred stock and for us to assume certain liabilities. The preferred shares are convertible into shares of common stock at a conversion ratio of two shares of preferred stock for every share of common stock. Holders of the class A preferred stock will be required to hold their shares for a period of two years following closing.

The holders of a majority of our issued and outstanding shares have approved the amendment to our articles of incorporation to provide for the issuance of the preferred stock. We anticipate closing of this transaction will take place immediately following the amended articles of incorporation with the Secretary of State.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our financial  statements  have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal course of business.  We have incurred net operating  losses since our inception  and have a  stockholders'  deficit at March 31, 2003.  Our ability to continue as a going concern is ultimately  contingent upon our ability to attain profitable  operations  through the successful  development or integration of an operating business.  Our plans include selling shares of our common stock and/or raising other debt or equity capital, however there is no assurance that we will be successful in our efforts to raise  capital,  and/or in our efforts to locate and merge with,  acquire, or develop a suitable business.  These factors,  among others, indicate that we may be unable to continue as a going concern for a reasonable  period  of  time.  Our  financial  statements  do  not  include  any adjustments  relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Assuming they are not limited and/or lost as a result of "change in control"
provisions of the Internal Revenue Code, at March 31, 2003, we had net
operating loss carryforwards of approximately $61,600 for income taxes. These carryforwards expire in various periods through the year ended December 31,
2022. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

We recognized $0 and $500 of employee compensation during the respective quarters ended March 31, 2003 and 2002. We believe these amounts represent the fair value of services provided to us by our president during these years.
Because this compensation will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, we periodically borrow funds from various stockholders (one of whom was our prior president's husband). These advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

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

NOTE F - COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us. The agreement was for a term of one year and required us to pay total consideration of $25,000. At
March 31, 2003, we have paid $13,000 under this arrangement. Accordingly, as of such date, we still owe $12,000 under this arrangement (such amount is reflected in accrued liabilities).
________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2002 and March 31, 2003 and the statements of operations and cash flows as of and for the three months ended March 31, 2003 and 2002 included with this Form 10-QSB. In addition, readers are referred to the cautionary statement on page 19, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain furniture and equipment, we have no assets. In addition, since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results of Operations

We did not generate any revenues during the three months ended March 31, 2003 and 2002, and our respective net losses for such quarters were $3,582 and $2,037
(of which $0 and $500 were non-cash compensation expenses).

Since our inception we have incurred approximately $170,600 of expenses;
approximately $96,300 of which resulted, or are expected to ultimately result, in the outlay of cash. These expenses, which were primarily funded by approximately $45,200 of proceeds received from the sale of our common stock and approximately $44,500 of affiliate advances resulted substantially from our efforts to establish clients and expand our business operations.

Liquidity and capital resources

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to March 31, 2003, we used cash of approximately $89,700 for operating and investing activities. As mentioned above, these cash outflows have been funded primarily by stockholder advances and proceeds received from sales of common stock of approximately $45,300 and $44,500, respectively
(approximately $22,200 of these advances were converted to common stock during the year ended December 31, 2000).

As a result of our limited operating history, and because we plan to merge with and/or acquire an operating business, we have limited meaningful historical financial data upon which to base planned operating expenses. However, assuming we have not merged with, and/or acquired an operating company by March 31, 2004, we expect to make expenditures of at least $5,000 during the next twelve months.
These expenditures will be used to pay salaries, professional fees and other expenses incident to our business. We will need to raise additional funds through private equity or debt placements, or public offerings of our stock. If we are unable to raise these funds we will not be able to meet our cash needs for the next year, and investors may lose their entire investment.

Our anticipated expense levels in the future are based in part on our expectations as to future revenue. Revenues and operating results generally will depend on the volume and timing of transactions, as well as our ability to complete transactions. There can be no assurance that we will be able to accurately predict our net revenue, particularly in light of our limited operating history, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.

CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief
Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.1 Purchase and Sale Agreement made April 21, 2003
        99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b)     Reports on Form 8-K.

    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SIGNATURE              TITLE                         DATE

/s/ Rohit Patel           CEO                      May 20, 2003
/s/ Carl Gessner       President & CFO             May 20, 2003

CERTIFICATIONS

I, Rohit Patel, certify that:

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
                (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
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

                (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
                (ii)Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

        6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Rohit Patel
    Chief Executive Officer

CERTIFICATIONS

I, Carl Gessner, certify that:

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
                (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
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

                (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
                (ii)Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

        6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Carl Gessner
    President & CFO

