Form 10QSB
period 2003-06-30
HOJO HOLDINGS INC
filed 2003-08-29
CIK 1094788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________ .

                        Commission File Number: 333-87111

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
               (Exact name of registrant as specified in charter)

            DELAWARE                                          11-3504866
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
  incorporation or organization)

                              2410 Hollywood Blvd.
                               Hollywood, FL 33020
                    (Address of Principal Executive Offices)

                                 (954) 927-0866
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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 15, 2003

                             4,900,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                             Page
Item 1. Consolidated Financial Statements (unaudited)
   Balance Sheets as of June 30, 2003 and December 31, 2002                  3
   Statements of Operations for the three and six months
    ended June 30, 2003 and 2002 and the period January 5,
    1999 (date of incorporation) to June 30, 2003                            4
   Statement of Stockholders' Deficit for the six months
    ended June 30, 2003                                                      5
   Statements of Cash Flows for the three and six months
    ended June 30, 2003 and 2002, and the period January 5,
    1999 (date of incorporation) to June 30, 2003                            6
   Notes to Financial Statements                                             7
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (including cautionary statement)         9
Item 3. Controls and Procedures                                              10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                    10
Item 2. Changes in Securities                                                10
Item 3. Defaults Upon Senior Securities                                      10
Item 4. Submission of Matters to a Vote of Securities Holders                10
Item 5. Other Information                                                    10
Item 6. Exhibits and Reports on Form 8-K                                     10
Signatures                                                                   11
Certifications                                                               12

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________

                       ASSETS                         June 30, 2003       December 31,
                                                       (unaudited)            2002
CURRENT ASSETS:
   Furniture and equipment (net of
     accumulated depreciation)                         $       926        $     1,611
   Investments (net of unrealized loss of $5,000)                -                  -

TOTAL                                                  $       926        $     1,611
                                                       ============       ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Due to shareholders                                 $     2,386        $    19,846
   Accrued liabilities                                      12,511             12,000
         Total liabilities                                  14,897             31,846

STOCKHOLDERS' DEFICIT:
   Preferred stock - $.001 par value; 10,000,000
    shares authorized;  zero shares issued and
    outstanding                                                  -                  -
   Common stock - $0.001 par value; 20,000,000
    shares authorized; 4,800,000 shares issued
    and outstanding                                          4,800              4,800
   Additional paid-in capital                              146,546            126,700
   Deficit accumulated during the development stage       (165,317)          (161,735)
          Total stockholders' deficit                      (13,971)           (30,235)

TOTAL                                                  $       926        $     1,611
                                                       ============       ============
______________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
_________________________________________________________________________________________

                             For the        For the     For the       For the     For the
                              three           six        three          six        Period
                              months         months      months        months   January 5, 1999
                              ended          ended       ended         ended      (date of
                             June 30,       June 30,    June 30,      June 30,  incorporation) to
                               2003          2003         2002          2002    June 30, 2003

REVENUES                     $     -      $       -    $      -    $        -   $     5,275

EXPENSES:
 Stock based consulting            -              -           -             -        50,000
 Office                            -              -           -             -        23,837
 Other professional fees           -          2,897      13,250        14,750        55,900
 Travel and entertainment          -              -           -             -        13,756
 Employee compensation             -              -         500         1,000        14,000
 Unrealized loss                   -              -           -             -         5,000
 Other                             -            685         324           361         8,099

       Total expenses              -          3,582      14,074        16,111       170,592

NET LOSS                     $     -      $  (3,582)   $(14,074)   $  (16,111)  $  (165,317)
                             ========     ==========   =========   ===========  ============

Net Loss Per Share -
Basic and Diluted            $  (.00)     $    (.00)   $   (.00)   $     (.00)
                             ========     ==========   =========   ===========

Weighted Average Number
of Shares Outstanding        4,800,000    4,800,000    4,800,000    4,800,000
                             ========     ==========   =========   ===========

____________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the six months ended June 30, 2003
                                   (Unaudited)

____________________________________________________________________________________________

                                                                     Deficit
                                                                   Accumulated
                                                      Additional    During the
                                     Common Stock       Paid-In    Development
                                   Shares     Amount    Capital       Stage         Total

Balances, December 31, 2002      4,800,000    $4,800   $126,700    $ (161,735)   $  (30,235)

Capital Contribution                     -         -     19,846             -        19,846

Net Loss                                 -         -          -        (3,582)       (3,582)

Balances, June 30, 2003          4,800,000    $4,800   $146,546    $ (165,317)   $  (13,971)
                                 ==========   =======  =========   ===========   ===========

____________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
___________________________________________________________________________________________________________________

                                                                                                     For the period
                                                                                                        January 5,
                                         For the three  For the six  For the three  For the six       1999 (date of
                                             months        months       months        months         incorporation)
                                           ended June    ended June   ended June    ended June         to June 30,
                                            30, 2002     30, 2002      30, 2002      30, 2002             2003
Cash Flows From Operating Activities:
 Net loss                                   $      -    $   (3,582)   $  (14,074)  $  (16,111)    $   (165,317)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Stock based consulting services                -             -             -            -           50,000
    Depreciation                                   -           685           324          648            4,083
    Non-cash compensation                          -             -           500        1,000           14,000
    Increase in prepaid assets                     -             -             -            -                -
    Increase in accrued liabilities                -           511        13,250       12,963           12,511

Net Cash Used by Operating Activities              -        (2,386)            -       (1,500)         (84,723)

Cash flows from Investing Activities -
    Purchases of furniture and equipment           -             -             -            -           (5,009)

Cash Flows From Financing Activities:
    Capital Contribution                           -        19,846             -            -           19,846
    Proceeds from issuance of common stock         -             -             -            -           45,268
    Advances from (repayments to) affiliate        -       (17,460)             -        1,500           24,618
Cash Provided by Financing Activities              -         2,386             -        1,500           89,732

Net Increase (decrease) In Cash and Cash
    Equivalents                                    -             -             -            -                -

Cash and Cash Equivalents at Beginning of
    Period                                         -             -             -            -                -

Cash and Cash Equivalents at End of Period  $      -    $        -    $        -    $       -     $          -
                                            =========   ===========   ===========   ==========    =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                   $      -    $        -    $        -    $       -
                                            =========   ===========   ===========   ==========

   Cash paid for income taxes               $      -    $        -    $        -    $       -
                                            =========   ===========   ===========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During
the year ended December 31, 2000, common stock and additional paid-in-capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock.

___________________________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Senticore, Inc. fka Hojo Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board
Statement No. 7. We initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, our Board has decided that it is the best interests of our shareholders to seek other opportunities by merging and/or acquiring another company. We are currently having discussions with several potential partners, however we are uncertain as to whether any of these negotiations will result in a merger and/or acquisition. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

In April 2003, we formed a wholly owned subsidiary, Global Wi Fi Corp. for the purpose of acquiring companies or assets used in the wireless Internet connection field. Accordingly, the accompanying financial statements have been reflected as consolidated. In furtherance thereof, we anticipated that we would acquire substantially all of the assets of Global lWeb TV, Inc., a Florida based company, however the acquisition was never consummated and the agreement has been canceled.

In April 2003, the holders of a majority of our issued and outstanding shares approved the amendment to our articles of incorporation to provide for the authorization of 10,000,000 shares of preferred stock.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of
America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31,
2003. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended
December 31, 2002 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a stockholders' deficit at June 30, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. Our plans include selling shares of our common stock and/or raising other debt or equity capital, however there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to locate and merge with, acquire, or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Assuming they are not limited and/or lost as a result of "change in control"
provisions of the Internal Revenue Code, at June 30, 2003, we had net operating loss carryforwards of approximately $61,600 for income taxes. These carryforwards expire in various periods through June 30, 2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

We recognized $0 and $1,000 of employee compensation during the respective six months periods ended June 30, 2003 and 2002. We believe these amounts represent the fair value of services provided to us by our president during these periods.
Because this compensation will not be paid, now or in the future, the amount recorded as of June 30, 2002 was reflected as an increase in additional paid-in capital.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period
January 5, 1999 (date of incorporation) to June 30, 2003; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMITMENTS

On June 13, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment-banking services to us. The agreement was for a term of one year and required us to pay total consideration of $25,000. At
June 30, 2003, we have paid $13,000 under this arrangement. Accordingly, as of such date, we still owe $12,000 under this arrangement (such amount is reflected in accrued liabilities).

NOTE G - SUBSEQUENT EVENT

In July 2003, we entered a non-binding letter of intent to acquire certain real property in Canada in exchange for $50,000 and 2,000,000 shares of our preferred stock.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (INCLUDING CAUTIONARY STATEMENT)

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2002 and June 30, 2003 and the statements of operations and cash flows as of and for the three and six months ended June 30,
2003 and 2002 included with this Form 10-QSB. In addition, readers are referred to the cautionary statement below, which addresses forward-looking statements.

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

Results of Operations

We did not generate any revenues during the six months ended June 30, 2003 and
2002, and our respective net losses for such periods were $3,582 and $16,111.

Since our inception we have incurred approximately $170,600 of expenses;
approximately $96,300 of which resulted, or are expected to ultimately result, in the outlay of cash. These expenses resulted substantially from our efforts to establish clients and expand our business operations.

Liquidity and capital resources

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to June 30, 2003, we used cash of approximately $89,700 for operating and investing activities. These cash outflows have been funded primarily by stockholder advances and contributed capital.

As a result of our limited operating history, and because we plan to merge with and/or acquire an operating business, we have limited meaningful historical financial data upon which to base planned operating expenses. However, assuming we have not merged with, and/or acquired an operating company by June 30, 2004, we expect to make expenditures of at least $5,000 during the next twelve months.
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

                                       10

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

   NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    31       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
    32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) Reports on Form 8-K.

    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   SIGNATURE           TITLE                       DATE

/s/ Carl Gessner       CEO & Acting CFO        August 28, 2003

                                       11