Form 10QSB
period 2003-09-30
SENTICARE INC
filed 2003-12-03
CIK 1094788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2003.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2003

                            13,560,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)

                              INDEX TO FORM 10-QSB

PART I. CONSOLIDATED FINANCIAL INFORMATION                                 Page

Item 1. Financial Statements (unaudited)

   Balance Sheets as of September 30, 2003 and December 31, 2002            3

   Statements of Operations for the three and nine months ended             4
  September 30, 2003 and 2002 and the period January 5, 1999 (date of incorporation) to September 30, 2003

   Statement of Stockholders' Deficit for the nine months ended             5
  September 30, 2003

   Statements of Cash Flows for the three and nine months ended             6
  September 30, 2003 and 2002, and the period January 5, 1999
  (date of incorporation) to September 30, 2003

   Notes to Financial Statements                                            7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                  10

Item 3. Controls and Procedures                                             11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   11
Item 2. Changes in Securities                                               11
Item 3. Defaults Upon Senior Securities                                     11
Item 4. Submission of Matters to a Vote of Securities Holders               11
Item 5. Other Information                                                   11
Item 6. Exhibits and Reports on Form 8-K                                    11
Signatures                                                                  11
Certifications                                                              12

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________

                     ASSETS                         September 30,
                                                         2003            December 31,
                                                     (unaudited)             2002

CURRENT ASSETS:
 Investment in LLC                                   $  250,000           $        -
 Deposit                                                  2,000                    -
 Furniture and equipment (net of accumulated
    depreciation)                                           584                1,611

TOTAL                                                $  252,584           $    1,611
                                                     ===========          ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Note Payable                                        $  250,000           $        -
 Advances from stockholders                              13,389               19,846
 Accrued liabilities                                    112,288               12,000
   Total liabilities                                    375,677               31,846

STOCKHOLDERS' DEFICIT:
 Preferred stock - $.001 par value; 10,000,000
  shares authorized; zero shares issued and
  outstanding                                                 -                    -
 Common stock - $0.001 par value; 200,000,000
  shares authorized; 13,560,000 shares issued
  and outstanding                                        13,560               14,400
 Additional paid-in capital                             152,786              117,100
 Deficit accumulated during the development stage      (289,439)            (161,735)
   Total stockholders' deficit                         (123,093)             (30,235)

TOTAL                                                $  252,584           $    1,611
                                                     ===========          ===========
_________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

_____________________________________________________________________________________________________________________

                                         For the        For the         For the      For the         For the
                                          three          nine            three        nine            Period
                                          months        months           months      months       January 5, 1999
                                          ended          ended           ended        ended           (date of
                                        September      September       September    September     incorporation) to
                                        30, 2003       30, 2003        30, 2002     30, 2002      September 30, 2003

REVENUES                               $         -     $        -    $        -    $       -       $      5,275

EXPENSES:
 Employee compensation                      71,400         71,400           500        1,500             85,400
 Stock based consulting                     15,000         15,000             -            -             65,000
 Rent                                        5,875          5,875             -            -              5,875
 Office                                      1,288          1,288             -            -             25,125
 Other professional fees                    27,717         30,614         1,050       15,800             83,617
 Travel and entertainment                        -              -             -            -             13,756
 Unrealized loss                                 -              -             -            -              5,000
 Interest                                    2,500          2,500             -            -              2,500
 Other                                         342          1,027           324          685              8,441

       Total expenses                      124,122        127,704         1,874       17,985            294,714

NET LOSS                               $  (124,122)    $ (127,704)   $   (1,874)   $ (17,985)      $   (289,439)
                                       ============    ===========   ===========   ==========      =============

Net Loss Per Share - Basic and
Diluted                                $      (.00)    $     (.00)   $     (.00)   $    (.00)
                                       ============    ===========   ===========   ==========

Weighted Average Number of Shares
Outstanding                             13,406,700     14,065,300    14,400,000    14,400,000
                                       ============    ===========   ===========   ==========

_____________________________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2003
                                   (Unaudited)

_____________________________________________________________________________________________________________

                                                                                    Deficit
                                                                                  Accumulated
                                                                   Additional     During the
                                              Common Stock           Paid-In      Development
                                           Shares       Amount       Capital         Stage           Total

Balances, December 31, 2002              14,400,000     $14,400     $117,100      $  (161,735)    $ (30,235)

Common stock issued for services            300,000         300       14,700                         15,000

Capital Contribution                              -           -       19,846                -        19,846

Cancellation of shares                   (1,140,000)     (1,140)       1,140                -             -

Net Loss                                          -           -            -         (127,704)     (127,704)

Balances, September 30, 2003             13,560,000     $13,560     $152,786      $  (289,439)    $(123,093)
                                         ===========    ========    =========     ============    ==========

_____________________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
____________________________________________________________________________________________________________________________

                                                                 For the        For the                    For the period
                                              For the three        nine          three        For the      January 5, 1999
                                                  months          months         months     nine months       (date of
                                                  ended           ended          ended         ended       incorporation)
                                                September       September      September     September      to September
                                                 30, 2003       30, 2003       30, 2002      30, 2002         30, 2003

Cash Flows From Operating Activities:
  Net loss                                     $  (124,122)     $  (127,704)   $  (1,874)   $  (17,985)    $   (289,439)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Stock based consulting services                 15,000           15,000            -             -          65,000
    Depreciation                                       342            1,027          324           972           4,425
    Non-cash compensation                                -                -          500         1,500          14,000
    Increase in deposit                             (2,000)          (2,000)           -             -          (2,000)
    Increase in accrued liabilities                 99,777          100,288        1,050         14,013        112,288

Net Cash Used by Operating Activities              (11,003)         (13,389)           -         (1,500)       (95,726)

Cash flows from Investing Activities -
    Purchases of furniture and equipment                 -                -            -              -         (5,009)

Cash Flows From Financing Activities:
    Capital Contribution                                 -           19,846            -             -          19,846
    Proceeds from issuance of common stock               -                -            -             -          45,268
    Advances from (repayments to) affiliate -
      net                                           11,003           (6,457)           -          1,500         35,621
Cash Provided by Financing Activities               11,003           13,389            -          1,500        100,735

Net Increase (decrease) In Cash and Cash
   Equivalents                                           -                -            -              -              -

Cash and Cash Equivalents at Beginning of
   Period                                                -                -            -              -              -

Cash and Cash Equivalents at End of Period     $         -      $         -    $       -    $         -    $         -
                                               ============     ============   ==========   ============   ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                      $         -      $         -    $       -    $         -    $         -
                                               ============     ============   ==========   ============   ============

   Cash paid for income taxes                  $         -      $         -    $       -    $         -    $         -
                                               ============     ============   ==========   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During
the year ended December 31, 2000, common stock and additional paid-in-capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock. In addition, during the nine months ended
September 30, 2003, we issued a note payable of $250,000 as consideration for an interest in an LLC (see Note A)

____________________________________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                                 SENTICORE, INC.
                            (fka Hojo Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Senticore, Inc. fka Hojo Holdings, Inc. ("Senticore") was incorporated under the laws of the state of Delaware on January 5, 1999. The accompanying consolidated financial statements include the accounts of Senticore and its wholly owned subsidiary, Global Wi Fi Corp., which has effectively been dormant since its inception in April 2003 (collectively "we", "us", "our"). We are considered to be in the development stage as defined in Financial Accounting Standards Board
Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established. We initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, our Board decided that it was in the best interests of our shareholders to seek other opportunities by merging and/or acquiring another company. Towards this goal, we entered the following transactions subsequent to June 30, 2003:

        o In July 2003, we purchased a 60% interest in Ecats Development, LLC; a related entity by virtue of our Vice President's ownership interest.
          As consideration, we issued a 6% note payable for $250,000, which note was paid in November 2003. Because we do not control the operations of the LLC, our investment has been accounted for using the equity method of accounting. As of September 30, 2003, we had recognized $2,500 of interest expense on the note, which amount is included in accrued and other liabilities in the accompanying consolidated balance sheet.

        o In October 2003, we executed a formal Letter of intent to purchase three gas stations carrying the Phillips 66 flag in Decatur, Illinois.
          We anticipate that the three properties will be acquired for a total purchase price of $3,900,000. The transaction has not yet closed.

        o On October 31, 2003, we entered into an "Agreement and Plan of Merger"
          with Smith Forestal (and its stockholders), a corporation organized and existing under the laws of Costa Rica. Pursuant to this agreement, and subsequent to regulatory approval, each share of Forestal common stock shall be converted into 94,623 shares of our common stock and
          112.5 shares of our Class A Voting Convertible Preferred Stock. In the
          aggregate, we anticipate issuing approximately 18,924,600 shares of our common stock and 22,500 shares of our Class A Voting Convertible
          Preferred Stock (which shares are convertible into our common stock at the rate of 200 common shares to one preferred share) for all of the shares of Forestal (all of these share amounts have been adjusted for the stock split discussed below).

In July 2003, we entered a purchase agreement to acquire certain real property in Canada in exchange for $50,000 and 2,000,000 shares of our preferred stock.
The agreement was subsequently canceled.

In April 2003, the holders of a majority of our issued and outstanding shares approved the amendment to our articles of incorporation to provide for the authorization of 10,000,000 shares of preferred stock. In addition, on November
3, 2003, our Board of Directors announced a three for one stock split of our common stock for each share of common stock held as of November 28, 2003. The
Board also approved an increase in the total number of common shares authorized from 20,000,000 to 200,000,000 shares. As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split and increase in number of shares authorized as though all such changes had been completed as of January 5, 1999 (date of incorporation).

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
Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2003. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a stockholders' deficit at September 30, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. Our plans include selling shares of our common stock and/or raising other debt or equity capital, however there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to locate and merge with, acquire, or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Assuming they are not limited and/or lost as a result of "change in control"
provisions of the Internal Revenue Code, at September 30, 2003, we had net
operating loss carryforwards of approximately $95,000 for income taxes. These carryforwards expire in various periods through September 30, 2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

We recognized $1,500 of non-cash employee compensation during the nine month period ended September 30, 2002. We believe this amount represents the fair value of services provided to us by our president during this period. Because this compensation will not be paid, now or in the future, the amount recorded as of September 30, 2002 was reflected as an increase in additional paid-in capital.

As consideration for various consulting services incident to the merger with
Smith Forestal (see Note A), we have agreed to issue 3,600,000 shares of our common stock and 22,500 shares of our Class A Convertible Preferred Stock (on a split adjusted basis) to our Board Chairman.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period
January 5, 1999 (date of incorporation) to September 30, 2003 accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMITMENT

In July 2003, we entered an operating lease agreement for our administrative facility that requires monthly payments of approximately $2,350 (including sales tax). Rent expense under this lease during the three and nine months ended
September 30, 2003 was $5,875. We have the right to terminate this lease upon ninety days written notice.

NOTE G - STOCK- BASED CONSULTING EXPENSE

In August 2003, we issued 300,000 shares of our common stock to a consulting firm as consideration for investor relations and other services for a period of six months. The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been reflected as stock based consulting expenses in the accompanying September 30, 2003 consolidated statement of operations.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (INCLUDING CAUTIONARY STATEMENT)

The following discussion and analysis should be read in conjunction with the balance sheets as of December 31, 2002 and September 30, 2003 and the statements of operations and cash flows as of and for the three and nine months ended
September 30, 2003 and 2002 included with this Form 10-QSB. In addition, readers are referred to the cautionary statement below, which addresses forward-looking statements.

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

Results of Operations

We did not generate any revenues during the nine months ended September 30, 2003 and 2002, and our respective net losses for such periods were $127,704 and
$17,985.

Since our inception we have incurred approximately $294,700 expenses;
approximately $211,000 which resulted, or are expected to ultimately result, in the outlay of cash. These expenses resulted substantially from our efforts to establish clients and expand our business operations.

Liquidity and capital resources

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to September 30, 2003, we used cash of approximately
$100,700 for operating and investing activities. These cash outflows have been funded by stockholder advances, capital contributions and proceeds received from sales of our common stock.

As a result of our brief operating history, we have limited meaningful historical financial data upon which to base planned operating expenses.
However, given our recent merger activity, we expect to make significant expenditures during the next twelve months. These expenditures will be used to pay salaries, professional fees and other expenses incident to our business. We will need to raise additional funds through private equity or debt placements, or public offerings of our stock. If we are unable to raise these funds we will not be able to meet our cash needs for the next year, and investors may lose their entire investment.

                                       10

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            31  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
            32  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

        (b) Reports on Form 8-K.

            On November 10, 2003 we filed a Current report on Form 8-K dated
            November 6, 2003 to report under Item 5 a merger agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE                              TITLE                                      DATE

    /s/ Carl Gessner                       CEO & Acting CFO                           December 1, 2003

                                       11