Form 10KSB
period 2003-12-31
SENTICORE INC
filed 2004-04-22
CIK 1094788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003
                              -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission  File  No.  333-87111
                        --------------------------------

                                SENTICORE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                    11-3504866
                  --------                                    ----------
     (State  or  other  jurisdiction  of                  (I.R.S.  Employer
      incorporation  or  organization)                  Identification  Number)

     2410  Hollywood  Blvd,  Hollywood, FL        33020      (954) 927-0866
     ----------------------------------------------------------------------
    (Address  of principal executive offices)   (Zip Code)   (Telephone  No.)

            2424 N. Federal Highway, Suite 350, Boca Raton, FL 33431

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

The aggregate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $5,920,701 as of April 19, 2004.

There  were  53,824,554  shares  outstanding  as  of  April  19,  2004.

Documents  incorporated  by  reference:

Form  10-KSB  filed  for  the  year  ended  December  31,  2002
===============================================================

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

We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. Though our emphasis will be on real estate backed transactions, we will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we do have plans and agreements to acquire or merge with two specific companies. See Item 6 herein for a complete discussion of the two proposed deals we have entered into.

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

We  cannot  estimate  the  time  that  it  will  take  to  effectuate a Business
Combination. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons.

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

Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which offer or provide services or develop, manufacture or distribute goods in the United States or abroad. We are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

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

LIMITED  ABILITY  TO  EVALUATE  TARGET  BUSINESS'  MANAGEMENT.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct.

Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Businesses as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

SELECTION  OF  A  TARGET  BUSINESS  AND  STRUCTURING  OF A BUSINESS COMBINATION.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a Target Business, management will consider, among other factors, the following, which are not listed in any particular order.

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

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these networks of contacts.

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

CONTROLS  AND  PROCEDURES

(a) On December 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

Prospective and current shareholders should note that we have not yet received the final independent auditor consent for the attached 2003 audited financial statements. We expect to receive this statement within a few days of filing this report. Until such time this 10KSB filing is considered incomplete.

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

EMPLOYEES

We have three full time employees. Mr. Carl Gessner, Mr. Rohit Patel, and Mr. Jay Patel serve on a full time basis. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

ITEM  2.  PROPERTIES

FACILITIES

Our principal office is located at 2410 Hollywood Blvd, Hollywood, Florida. We have agreed to sub-lease this space on a month-to-month basis from Telesource at a monthly fee of $2,350. We expect to utilize these facilities until such time as a business combination occurs and may continue to utilize these facilities thereafter. The management and ownership of Telesource has no relation to the management or primary shareholders of Senticore.

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

In the fourth quarter, the majority of the shareholders voted to approve our issuances of common stock to various officers, directors and outside consultants for services received.

PART  II

ITEM  5.  MARKET  FOR  OUR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market Information - Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "SNIO". As of April 19, 2004 there were 53,824,554 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock.

                                            Low       High
                                          ------     ------
2002
Quarter  Ended  March  31,  2002          $0.080     $0.150
Quarter  Ended  June  30,  2002           $0.070     $0.180
Quarter  Ended  September  30,  2002      $0.040     $0.240
Quarter  Ended  December  31,  2002       $0.010     $0.050

2003
Quarter  Ended  March  31,  2003          $0.004     $0.023
Quarter  Ended  June  30,  2003           $0.011     $0.126
Quarter  Ended  September  30,  2003      $0.023     $0.083
Quarter  Ended  December  31,  2003       $0.036     $0.356

2004
Period  Ended  April  19,  2004           $0.080     $0.23

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Hill Thompson Magid, Schwab Capital Markets, Knight Securities, Wien Securities and M.H. Meyerson & Co.

Our shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934.

Our shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

     Holders. As of April 19, 2004 there were approximately 715 stockholders of record of our common stock.

(a) Dividends. We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend  Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

(b)  Recent  Sale  of  Unregistered  Securities

Following is a list of our securities that we have issued during this last year which have not been previously reported.

None.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed. We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we consider to have significant growth potential. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business
Combination  and  ultimately,  engage  in  future  profitable  operations.

OUR  OPERATIONS  DURING  2003

We were not able to secure required financing to continue with a number of our planned operations in 2003. The web site development market became increasingly competitive. Due to lack of financing, we were not able to secure independent contractors to work on planned projects nor were our former officers and directors able to continue to finance ongoing operations. The inability to finance our planned expansion in the web design market required us to reevaluate our planned operations. With few assets and no revenues, it became clear that we must implement a new business strategy and in furtherance thereof, we have decided that our emphasis for the coming year will be to identify potential acquisition candidates.

We evaluated, identified, and signed agreements to acquire two potential Target Businesses within the timber industry during the fourth quarter of 2003 and during the first quarter of 2004. Forms 8-K was filed for both transactions, and Form 14-C was filed for the Smith Forestal acquisition, with the Commission and we still await approval of the proposed transaction. The following is a description of both transactions.

First, On October 31, 2003, the Registrant (Senticore, Inc.), Smith Forestal, a corporation organized and existing under the laws of Costa Rica ("Forestal"), and the two shareholders of Forestal (the "Forestal Stockholders"), executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Forestal will merge with and into us, with the Forestal Stockholders receiving in the aggregate 6,308,287 shares of common stock and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us. Our Certificate of Incorporation will be amended prior to the Closing (as defined) to establish the Class A Voting Convertible Preferred Stock series. An executed copy of the Merger Agreement, together with the Class A Voting Convertible Preferred Stock designation, is attached to Form 8-K which is incorporated by reference hereto.

The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, us and Forestal obtaining the written consent of a majority of their shareholders to approve the transactions contemplated by the Merger Agreement, as well as the satisfactory completion by each of us and Forestal of a due diligence investigation. In addition, the obligations of Forestal to consummate the Merger are conditioned on, among other things, our canceling its previously announced forward stock split and issuing a press release with respect thereto. The obligations of the Registrant to consummate the Merger are conditioned on, among other things, an affiliate of us being issued 1,200,000 shares of restricted common stock and 7,500 shares of Class A Voting Convertible Preferred Stock. Our obligations to consummate the Merger are further conditioned on, among other things, our receipt of an Opinion to the effect that the terms and conditions of the Merger are fair to our shareholders from a financial point of view.

Secondly, On February 23, 2004, the Registrant (Senticore, Inc.), Westar South America S.A., a corporation organized and existing under the laws of Venezuela ("Westar"), and the two shareholders of Westar (the "Westar
Stockholders"),  executed  an  Agreement  and  Plan  of  Merger  (the  "Merger
Agreement"), pursuant to which all outstanding shares of common stock of Westar will be exchanged for 29,000,000 shares of our common stock to be issued by us to the Westar Stockholders in a transaction designed to be tax-free pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, Westar will become our wholly-owned subsidiary. An executed copy of the Merger Agreement is attached as an exhibit to Form 8-K which is incorporated by reference herein.

The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions precedent to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, us and Westar obtaining the written consent of all of the members of their Board of Directors and holders of a majority of the outstanding shares of common stock to approve the transactions contemplated by the Merger Agreement. Such actions by written consent have been taken by the respective Board of Directors and shareholders, and, accordingly, the Merger Agreement and the Merger have been approved by all necessary corporate action. In addition, the Merger is conditioned on the satisfactory completion by each of us and Westar of a due diligence investigation. Further, our obligations to consummate the Merger are subject to the delivery at closing to Rohit Patel, our affiliate, of 14,500,000 shares of our common stock and the delivery to Saroj Patel, our affiliate, of 14,500,000 shares of our common stock, in each case as compensation for the services which they rendered in connection with negotiating and structuring the Merger and as compensation in the nature of a finder's fee for their role in identifying and working with Westar in order to bring the Merger to fruition.

Subject to the timely filings and approvals of filings by the Commission on the aforementioned acquisitions in Costa Rica, our new focus will be timber.

Any common shares that have already been issued can, and will be, canceled in the event audited financial statements, acceptable to the Securities and Exchange Commission, have not been delivered to us. Any cancellation of common shares will thus increase the share ownership percentages of each shareholder.

PLANNED  OPERATIONS  FOR  2004

If we are successful in closing on the aforementioned acquisitions, there can be no assurance, that the scale of our operations will increase significantly or that the acquisition will result in a profitable operation. An increase in operations will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. There can be no assurance that the increase in operating expenses will be offset by a similar increase in revenues. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

REVENUES

We had revenues of $__________ in 2003 compared to no revenues in 2002. Our principal expense for the past two years has been professional fees of $_________ and $15,000 respectively. We incurred a net loss of approximately $________ during the year ended December 31, 2003 and a net loss of $18,000 for the year ended December 31, 2002.

ASSETS  AND  LIABILITIES

Total assets as of December 31, 2003 and 2002 were $_____ and $1,611, respectively while total liabilities were $_________ and $31,846, respectively. Our stockholders' deficit was $______ at December 31, 2003 compared to $30,235 at December 31, 2002.

Presently, we are not in a position to meet our cash requirements for the remainder of our fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a business combination. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses. In the event we can no longer borrow funds from management, and we elect to raise additional capital prior to the effectuation of a business combination, it expects to do so through the private placement of restricted securities rather than through a public offering.

Liquid Market

     There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of our common stock.

Critical  Accounting  Policies

Our critical accounting policies including the assumptions and judgments underlying them are disclosed in the notes to the financial statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. WE currently intend to retain any future earnings to fund the development and growth of its business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past two years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

ITEM  7  -  FINANCIAL  STATEMENTS:

Attached hereto and incorporated by this reference are the Company's audited consolidated financial statements as of December 31, 2003 and for the two years ended December 31, 2003.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC
                            ------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                      BALANCE SHEET AS OF DECEMBER 31, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Investment in Land                                             $      141,000
   Deposit                                                                 2,000
   Furniture and equipment (net of accumulated depreciation)                 584
                                                                  --------------
      Total current assets                                               143,584
                                                                  --------------

OTHER ASSETS                                                              20,425

      TOTAL                                                       $      164,009
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Note payable                                                   $      250,000
   Stockholder advances                                                   89,758
   Accounts payable and accrued liabilities                              270,150
                                                                  --------------
      Total liabilities                                                  609,908

STOCKHOLDERS' DEFICIT:
   Common stock - $.001 par value; 200,000,000 shares
     authorized; 40,039,861 shares issued and outstanding                 40,040
   Additional paid-in capital                                            605,681
   Deferred stock and interest compensation                             (282,250)
   Deficit accumulated during the development stage                     (809,370)
                                                                  --------------
      Total stockholders' deficit                                       (445,899)
                                                                  --------------

      TOTAL                                                       $      164,009
                                                                  ==============

                       See notes to financial statements.




                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                            -------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                            STATEMENTS OF OPERATIONS




                                 For the Year Ended   For the Year Ended    For the Period January 5, 1999
                                 December 31, 2003    December 31, 2002       (date of incorporation) to
                                                                                   December 31, 2003
                                 ------------------   ------------------    ------------------------------

REVENUE                          $                -   $                -    $                        5,275

EXPENSES:
   Stock based compensation
     and consultation                       313,424                    -                           363,424
   Stock based interest                      82,000                    -                            82,000
   Equity in loss of LLC                    109,000                    -                           109,000
   Other selling, general and
     administrative expenses                143,211               18,009                           260,221
                                 ------------------   ------------------    ------------------------------
      Total expenses                        647,635               18,009                           814,645
                                 ------------------   ------------------    ------------------------------

      NET LOSS                   $         (647,635)  $          (18,009)   $                     (809,370)

Net Loss Per Share-
Basic and Diluted                $             (.05)  $             (.00)

Weighted Average Number of
Shares Outstanding - Basic
and Diluted                              14,156,400           14,400,000


                       See notes to financial statements.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                            -------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Deficit
                                                                 Deferred Stock   Accumulated
                                                   Additional    And Interest     During the
                               Common Stock        Paid-In       Compensation     Development
                           Shares      Par Value   Capital       Interest         Stage            Total
                        ------------   ---------   ----------    --------------   -----------    ---------

Initial issuance of
common stock on
January 5, 1999
(inception)                7,500,000   $   7,500   $   (5,000)   $            -   $         -     $  2,500

Net loss for the
period January 5, 1999
to December 31, 1999                                                                  (10,286)     (10,286)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 1999                   7,500,000       7,500       (5,000)                -       (10,286)      (7,786)

Issuance of common
stock for cash             2,566,071       2,565       40,203                 -             -       42,768

Conversion of affiliate
advances to common stock   1,333,929       1,335       20,897                 -             -       22,232

Issuance of common stock
for services rendered      3,000,000       3,000       47,000                 -             -       50,000

Contribution of services
by employee                        -           -        6,000                 -             -        6,000

Net loss                           -           -            -                 -       (98,651)     (98,651)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 2000                  14,400,000      14,400      109,100                 -      (108,937)      14,563

Contribution of
services by employee               -           -        6,000                 -             -        6,000

Net loss                                                                              (34,789)     (34,789)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 2001                  14,400,000      14,400      115,100                 -      (143,726)     (14,226)

Contribution of
services by employee               -           -        2,000                 -             -        2,000

Net loss                                                                              (18,009)     (18,009)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December 31,
2002                      14,400,000      14,400      117,100                 -      (161,735)     (30,235)

Shares canceled           (1,140,000)     (1,140)       1,140                 -             -            -

Capital  contribution              -           -       19,846                 -             -       19,846

Issuance of common stock:
For cash                     500,000         500       35,250                 -             -       35,750

For consulting services    1,055,000       1,055      152,145           (79,250)            -       73,950

For interest and
collateral for note
payable                    4,800,000       4,800      280,200          (203,000)            -       82,000

For acquisition of
Smith Forestal
(see Note A)               8,424,861       8,425            -                 -             -        8,425

For other reasons
- shares subsequently
canceled                  12,000,000      12,000            -                 -             -       12,000

Net loss                                                                             (647,635)    (647,635)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December 31,
2003                      40,039,861   $  40,040   $  605,681    $     (282,250)  $  (809,370)   $(445,899)


                       See notes to financial statements.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                            -------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                            STATEMENTS OF CASH FLOWS

                                 For the Year Ended   For the Year Ended    For the Period January 5, 1999
                                 December 31, 2003    December 31, 2002       (date of incorporation) to
                                                                                   December 31, 2003
                                 ------------------   ------------------    ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                      $         (647,635)  $          (18,009)   $                     (809,370)
   Adjustments to reconcile
   net loss to net cash used by
   operating activities:
      Depreciation                            1,027                1,296                             4,425
      Equity in loss of LLC                 109,000                    -                           109,000
      Stock based expenses                  395,424                    -                           445,424
      Other non- cash compensation                -                2,000                            14,000
      Increase in accrued
      liabilities (net of stock
      based accruals)                        44,553               11,713                            44,553
      Increase in deposit                    (2,000)                   -                            (2,000)
                                 ------------------   ------------------    ------------------------------

      NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                  (99,631)              (3,000)                         (193,968)

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchases of furniture and equipment           -                    -                            (5,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
   common stock                              35,750                    -                            81,018
   Capital contribution                      19,846                                                 19,846
   Proceeds from borrowings under
   short term debt                          250,000                                                250,000
   Repayments of short-term debt           (250,000)                                              (250,000)
   Net increase in advances
   from stockholders                         44,035                3,000                            98,113
                                 ------------------   ------------------    ------------------------------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   99,631                3,000                           198,977

      NET CHANGE IN CASH                          -                    -                                 -

CASH,  BEGINNING OF PERIOD                        -                    -                                 -

CASH, END OF PERIOD              $                -   $                -    $                            -
                                 ------------------   ------------------    ------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest        $                -   $                -    $                            -
   Cash paid for income taxes    $                -   $                -    $                            -
                                 ==================   ==================    ==============================



                       See notes to financial statements.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  FORMATION  AND  OPERATIONS  OF  THE  COMPANY

Senticore, Inc. fka Hojo Holdings, Inc. (collectively "we", "us", "our"). was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established.

In April 2003, the holders of a majority of our issued and outstanding shares approved the amendment to our articles of incorporation to provide for the authorization of 10,000,000 shares of preferred stock. In addition, on November 3, 2003, our Board of Directors announced a three for one stock split of our common stock for each share of common stock held as of November 28, 2003. The Board also approved an increase in the total number of common shares authorized from 20,000,000 to 200,000,000 shares. As a result of the above, all references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split and increase in number of shares authorized as though all such changes had been completed as of January 5, 1999 (date of incorporation).

We initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, our Board decided that it was in the best interests of our shareholders to seek other opportunities by merging and/or acquiring other companies. Towards this goal, we executed the following letters of intent in 2003 and 2004:

- In October 2003, we executed a formal Letter of intent to purchase three gas stations carrying the Phillips 66 flag in Decatur, Illinois for $3,900,000. We anticipate that such purchase price will be paid via a cash down payment of $350,000 and our issuance of a one year note payable for the balance. The note is expected to bear interest at 7.2% and require monthly payments of $21,300 for twelve months, at which time all remaining principal and unpaid interest will be due. In the event we default on our note payable, the seller will have the right to unwind the transaction and treat all sums we paid them through the date of our default as rent. In addition, we have agreed to establish a $1,000,000 operating line of credit which the seller may draw upon in the event of our
default.   The  transaction  has  not  yet  closed.

- On October 31, 2003, we entered into an "Agreement and Plan of Merger" with the stockholders of Smith Forestal ("Forestal"), a corporation organized and existing under the laws of Costa Rica. Pursuant to this agreement, and subsequent to regulatory approval, each share of Forestal common stock shall be converted into 94,623 shares of our common stock. and 112.5 shares of our Class A Voting Convertible Preferred Stock (which shares are convertible into our common stock at the rate of 200 common shares to

- one preferred share). In the aggregate, we have issued 18,924,861 shares of our common stock for the benefit of the Forestal stockholders. These shares are being held by a third party intermediary pending the consummation of the merger. If the transaction is not consummated the shares will be returned to us. As consideration for various consulting services incident to the merger with Forestal, at the time the merger is consummated, we have also agreed to issue 3,600,000 shares of our common stock and 22,500 shares of our Class A Convertible Preferred Stock (convertible into 4,500,000 shares of our common stock) to the chairman of our Board. The shares we anticipate issuing to our Chairman had a value of approximately $.19 on October 31, 2004 or $1,539,000 in total. As a result, we may be required to record stock based compensation of this amount in 2004.

- On February 13, 2004, we executed an "Agreement and Plan of Merger" with the shareholders of Westar South America S.A. of Venezuela ("Westar"). Pursuant to this agreement and subsequent to regulatory approval, we anticipate issuing 29,000,000 shares of our common stock as consideration for all of the outstanding common shares of Westar. In addition to the shares that we anticipate issuing to the shareholders of Westar, if the merger is consummated, we have also agreed to issue 29,000,000 shares of our common stock to our Chairman and his wife as compensation for the services they rendered in connection with finding, negotiating and structuring the merger. The shares we anticipate issuing to our Chairman and his wife had a value of $.14 on February 13, 2004 or $4,060,000 in total. As a result, we may be required to record stock based compensation of this amount in 2004.

Also, see Note K for other issuances of stock subsequent to year end that will result in stock based compensation.

Stock-Based  Compensation
-------------------------

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

Use  of  Estimates
------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include the amount of interest expense we recorded under the note payable discussed at Note
E. If we are unable to pay the note prior to May 31, 2004, our interest expense may increase significantly in 2004 as a result of the possible forfeiture of certain shares of our common stock held as collateral for the note.

Recent  Pronouncements
----------------------

We have reviewed all new accounting pronouncements issued through 2003 and have determined that none of them would have a material impact on our financial position or results of operations other than as described previously.

Reclassifications
-----------------

Certain amounts in the prior period financials have been reclassified to conform to the presentation in the 2003 financial statements.

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a stockholders' deficit of approximately $445,900 at December 31, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating the transactions discussed at Note A. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete the transactions discussed at Note A, or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE  C  -  INVESTMENT  IN  LAND

In July 2003, we purchased a 60% interest in Ecats Development, LLC (the "LLC") from an entity related to us by virtue of one of our officer's ownership interest. As consideration, we issued a 6% note payable for $250,000, which amount approximated the cost of the investment on the books of the related entity. The note was paid in November 2003, however interest was waived. In November 2003, the LLC was dissolved, and we received twenty residential lots located in Sebring, Florida in exchange for our LLC interest. The lots had a cost of approximately $140,000 at the date of the dissolution, and accordingly our expenses include a $109,000 charge representing the reduction in value of our investment. At the time of the dissolution, we entered an agreement with an unrelated developer, whereby such developer has agreed to secure construction financing and build residences on our lots. Pursuant to our agreement, we are to split any profits from the sales of the homes on a 50/50 basis. At December 31, 2003, three of the lots having a value of approximately $22,000 have been pledged as collateral for such construction loans.

NOTE  D  -  INCOME  TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. In addition, we had no significant temporary differences at December 31 2003 or 2002. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.
Assuming they are not limited and/or lost as a result of "change in control" provisions of the Internal Revenue Code, at December 31, 2003, we had net operating loss carryforwards of approximately $494,500 for income taxes. These carryforwards expire in various periods through December 31, 2023. The deferred income tax asset arising from these net operating loss carryforwards of approximately $192,900 is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109. The valuation allowance increased by approximately $110,500 in 2003.

NOTE  E  -  NOTE  PAYABLE

At December 31, 2003, we are obligated under a note payable for $250,000. As consideration for this note, we provided the creditor with 1,500,000 shares of our common stock (600,000 of which are restricted). As a result of this transaction, we will record total non-cash interest expense of $285,000 during the term of the note. At December 31, 2003, $82,000 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock and interest compensation and will be amortized to expense in 2004.

The note payable matures on May 31, 2004, and is was initially collateralized by 4,500,000 shares of our common stock; 4,200,000 of which are restricted. Subsequent to December 31, 2003, we provided additional collateral of 3,000,000 shares to this creditor. If we fail to pay the note at maturity, the creditor shall have the right to retain a significant portion of the collateral as additional interest. If this occurs, we will be required to record additional expense at the date of the default based on the fair market value of our common stock at that time.

We also provided the creditor with an option to purchase the 4,200,000 shares of restricted common stock held as collateral for the greater of $.33 per share or of the market price of the our stock on the date the option is exercised. In order for the exercise, to occur, our stock must maintain a market price of at least $.667 per share for twenty consecutive days, at which time, the creditor will have forty five days to exercise his option. If the creditor elects to exercise this option, we may be required to record additional expense, depending on the fair market value of our stock at the date of exercise.

NOTE  F - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000, common stock and additional paid-in capital increased by $445 and $21,787, respectively when $22,232 of affiliate advances were converted to common stock.

During the year ended December 31, 2003, we had the following non-cash investing and financing activities:

- In July 2003, we issued a note payable of $250,000 as consideration for an interest in the LLC (see Note C).

- In November 2003, we received certain land as consideration for our investment in the LLC (see Note C).

- In December 2003, we issued 12,000,000 shares of our common stock, which were subsequently canceled (see Note L).

- In December 2003, we issued 8,424,761 shares of our common stock for the pending Forestal acquisition discussed at Note A.

- Deferred stock and interest compensation increased by $282,250 as a result of the issuance of our common shares for interest and consulting services that relate to future years.

- Accrued expenses declined by $25,877 and due to stockholders increased by such amount as a result of certain stockholders transferring stock to a creditor for legal fees.

NOTE  G-  LOSS  PER  SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common
equivalent  shares  outstanding  during  the  period.   There  were  no  common
equivalent  shares  outstanding  during  the  period  January  5,  1999
 (date of incorporation) to December 31, 2002. During the year ended December 31, 2003, certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE  H  -  COMMITMENT

Prior to July 2003, we operated out of an officers' home and/or certain space subleased to us from an entity related to us by virtue of one of our officer's previous ownership of such entity. No consideration was paid for the use of this space, nor has any been recorded in the financial statements because of insignificance. In July 2003, we entered an operating lease agreement for our administrative facility that requires monthly payments of approximately $2,350 (including sales tax). The lease terminates upon ninety days written notice by either party. Rent expense under this lease during the year ended December 31, 2003 approximated $15,400.

NOTE  I  -  OTHER  COMMON  STOCK  TRANSACTIONS

On August 12, 2003, we engaged a consulting firm to provide investor relations and other services for a period of six months, and as consideration for such services issued 300,000 shares of our common stock. The value of these services of approximately $15,000, which amount, has been included in stock based compensation in the accompanying December 31, 2003 statement of operations.

On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered). At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

- 300,000 warrants to purchase shares of our common stock at a price of $.50 per share at any time through November 16, 2008.
- A financing fee equal to 10% of any indebtedness or equity we issue and/or obtain as a result of this consultant's efforts and/or relationships.
- A quarterly finder's fee ranging from 5 to 1% of any gross revenues we generate through or as a result of a introduction we receive through this consultant's efforts. The fee starts at 5% and is reduced as sales dollars increase.

- A transaction fee ranging from 5 to 1% of any merger, acquisition, joint venture, private placement or other similar transaction we enter through this consultants' efforts.

On December 17, 2003, we issued 300,000 shares of our common stock to a consultant for investor relations services for a period of six months. As a result of this transaction, we will record total stock based compensation of $27,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered). In addition, we agreed to provide cash compensation of $4,000 per month during the term of the agreement. We have recognized $4,000 of cash based consulting expense in the accompanying 2003 statement of operations, and deferred the entire stock based compensation of $27,000. This amount will be amortized to expense in 2004.

In addition, we satisfied various other expenses via the issuance of 155,000 shares of our common stock. As a result of this transaction, we recorded $54,200 of stock based compensation in 2004.

On December 29, 2003, we sold 500,000 shares of our common stock under a private placement to an individual investor for cash of $35,750 (or $.07 per share). In addition, we granted this individual 500,000 warrants to purchase our common stock for a price of $.143 per share, which warrants expire on December 31, 2004, provided that our stock price and volume equals or exceeds certain defined targets. If such targets are not achieved in 2004 and/or at various other subsequent expiration dates, then the warrants can potentially be extended through December 31, 2008.

At December 31, 2003, outstanding common shares includes 12,000,000 shares that were canceled subsequent to such date. We had instructed our transfer agent to issue these shares in 2003 as we anticipated entering a financing arrangement, however no agreement was entered, and no expense was applicable. Because the shares were never issued, the transaction has been recorded as an increase in prepaid expenses and common stock in the accompanying financial statements.

During the year ended December 31, 2003, we canceled 1,140,000 shares of common stock that had been previously reflected as outstanding because the related consideration was never paid for the shares.

NOTE  J  -  OTHER  RELATED  PARTY  TRANSACTIONS

We recognized $2,000 and $6,000 of employee compensation during the respective years ended December 31, 2002 and 2001. We believe these amounts represent the fair value of services provided to us by our president during these years. Because this compensation will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

In 2003, we recognized approximately $235,500 of compensation to our officers, which liability was satisfied in 2004 through the issuance of approximately 3,662,000 shares of our common stock. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.

We periodically receive advances from various stockholders.   The net balance of
these advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

Our Chairman contributed approximately $19,800 to us in 2003 for no consideration.

NOTE  K  -  OTHER  SUBSEQUENT  EVENTS

Stock  Option  Plan
-------------------

In  February  2004, our Board of Directors approved the 2004 Non-Qualified Stock
Option  Plan  (the  "Plan").   The  Plan permits the following separate types of
grant:

-     Options  may  be  granted  to  purchase  shares  of  our  common  stock
-     Stock awards may be granted and
-     Opportunities to make direct purchases of our stock may be authorized

The aggregate number of shares which could initially be issued under the Plan was 5,000,000 (in March 2004, we amended the Plan to provide for the issuance there under of an additional 7,500,000 shares of our common stock. However if any option granted under the Plan terminates or expires for any reason without having been exercised in full, or if we reacquire any non-vested shares issued pursuant to awards or purchases as mentioned above, the un-purchased shares subject to such options, or such non-vested shares reacquired shall again be available for grants of stock rights under the Plan. Our Board of Directors shall administer the Plan, and determine the purchase price per share of the common stock deliverable upon exercise of an option.

Stock  Based  Consulting
------------------------

On February 5, 2004, our Board of Directors approved the issuance of 2,000,000 shares of our common stock having a value of $.11 per share for various consulting services to be provided in 2004 (however 400,000 shares were canceled due to non-performance by one of the consultants). The 1,600,000 shares will result in total stock based consulting expense of approximately $176,000.

On February 10, 2004, our Board of Directors approved the issuance of 1,925,000 shares of our common stock having a value of $.10 per share for various consulting services to be provided in 2004 (however 900,000 of these shares are being held by a third party intermediary, and we do not anticipate issuing such shares to the consultant due to a lack of performance on their part). Depending on the ultimate resolution of the 900,000 shares, we will record stock based consulting expense ranging from $102,500 to $192,500 in 2004.

In addition, on February 13, 2004, we agreed to issue 250,000 shares of our common stock for investor and public relations services to be provided for a period of one year. The shares had a value of approximately $22,500 on such date, and this amount will be recorded as stock based consulting expenses in 2004. In addition, we granted this person an option to buy 250,000 shares at a price per share of $.25.

In addition to the above, during the first quarter of 2004, we issued and/or have agreed to issue the following shares of our common stock as consideration for certain consulting services (the issuance of this stock will result in recording of stock based consulting in 2004):

- 1,000,000 shares to a minority stockholder, whereby such stockholder has agreed to serve as our representative to the Latin American timber industry on a
consulting  basis.   The
     shares were registered in the S-8 filing discussed above, and serve as compensation for a maximum of 500 hours of the consultant's time in 2004 and the first quarter of 2005. The consultant may receive an additional 500,000 shares of our common stock for additional consultation work after the first quarter of 2004.

-     212,500  shares  to  attorneys  for  certain  legal  services

- 1,100,000 shares to a consultant to assist us with a potential real estate transaction that was abandoned.

-     1,429,585  shares  for various consulting services to be rendered in 2004.

Additional  Borrowings
----------------------

In March 2004, we borrowed $250,000 under a note payable requiring interest at 20% and payable within one year from the date of the note. The note is collateralized by 2,500,000 shares of our common stock.

Stock  issued  to  Officers
---------------------------

In addition to the shares issued for compensation accrued at December 31, 2003 (see Note J), during the first quarter of 2004 we issued approximately 580,000 shares of our common stock to our officers as consideration for their compensation for the for the first quarter of 2004. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Effective January 13, 2004, the client-auditor relationship between Senticore, Inc. and Kingery, Crouse & Hohl, P.A., ("Kingery") ceased as the former accountant resigned. On March 9, 2004, we engaged Stark Winter Schenkein & Co., LLP, ("Stark") as our principal independent public accountant to audit our financial statements. The decision to change accountants was approved by our board of directors. Kingery had served as our auditor since inception on January 5, 1999.

     Stark is succeeding Kingery. Kingery audited our balance sheet as of December 31, 2001 and December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. Kingery's report on our financial statements for the fiscal years ended December 31, 2001 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern.

     We had no disagreements with Kingery during the engagement. Prior to the engagement of Stark, we did not discuss any application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by Stark.

ITEM 8A.  CONTROLS  AND  PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Jay Patel ("CEO"), and by Carl Gessner, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

OFFICERS  AND  DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Annual Report to Shareholders are as follows:

NAME     AGE     POSITION

Rohit  Patel     57     Chairman
Jay  Patel       32     Chief Executive Officer and Chief Operating Officer
Carl  Gessner    56     President/Chief  Financial
                        Officer/Secretary/Treasurer/Director

ROHIT  PATEL,  CHAIRMAN

Mr. Patel has been an active investor in the hospitality and retail sectors for the past fifteen years, including hotels, gas stations, convenience stores, and video stores. Prior to his involvement in this venture, he owned and operated a manufacturing company, Precise Lapping & Grinding Co., for 7 years that specialized in diamond polishing various components in the electronic, aerospace, auto and machinery industries. In 1982, Pratt & Whitney a division of United Technologies acquired Mr. Patel's company. Following the acquisition, he held the position as a Technical Advisor for Pratt & Whitney/United Technologies for a period of 7 years. Additionally, Mr. Patel served as a plant manager for the Lapping Department of Ultra Precision Mfg Co. for a period of 5 years. He earned a bachelor's degree in Chemistry from India's Gujarat State University in 1970.

CARL  A.  GESSNER,  PRESIDENT,  SECRETARY,  TREASURER,  DIRECTOR

Mr. Gessner has over 20 years of business experience and over a decade of service as a law enforcement officer in the state of New Jersey. From 1982 to 1995, Mr. Gessner worked as a realtor in New Jersey and Florida. He has held the following positions since 1995: From 1995 to 1997, he served as office business manager of two sister stock brokerage companies: Wall Street Money Center Corporation and Wall Street Money Management Group, Inc. in Boca Raton, FL, where he was responsible for budgeting, purchasing, payroll, human resources, and other day-to-day office functions. From 1997 to May 1999, he was promoted to Financial Operations Principal at the same companies, where he was responsible for all operations and financial reporting functions, including service as compliance officer for the firms. He became chief compliance officer for Traderight Securities in May 2001, where he served until his promotion to Vice President in 2002. Mr. Gessner earned a bachelor's degree in business from Rider College in 1968.

JAY  R.  PATEL,  CHIEF  EXECUTIVE  AND  OPERATING  OFFICER,  DIRECTOR

Jay Patel has been a licensed professional and principal of a brokerage firm in the securities industry for over a decade. During the past five years Mr. Patel owned and operated TradeRight Securities based in southern Florida. TradeRight's primary focus included proprietary trading. Throughout his career, Mr. Patel has specialized in investment banking and trading, including systems, software and analysis. He has managed or owned active trading firms offering direct access trading to both professional traders and active retail accounts. Through an investment banking transaction, Mr. Patel originally assisted the new management team acquire Senticore, Inc. Upon selling his interest in TradeRight Securities in 2003, Mr. Patel has joined the Senticore executive team full time, and today, he directs all of his focus towards making Senticore a successful real estate holding company. Mr. Patel majored in Finance and Economics at the University of Illinois in Chicago.

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

     AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

     CODE  OF  ETHICS

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer Compliance with applicable governmental laws, rules and regulations The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code Accountability for adherence to the code

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE  COMPENSATION

None of our current officers or directors was employed by the Company during the years 2003 or 2002 and received no compensation of any kind from the Company. We do not anticipate paying salaries until such time as we have sufficient assets or revenues as a result of a business combination. Until such time as we have sufficient capital reserves or revenues, salaries to the executive officers will be paid in shares of stock.

EMPLOYMENT  AGREEMENTS

There  are  no  employment  agreements  between  us  and  any of our management.

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


                                        BENEFICIAL  OWNERSHIP  (1)

NAME  AND  ADDRESS                        SHARES         PERCENT
                                        ---------        -------

Rohit  Patel  (2)(3)                    7,556,026          14.1%

Jay  Patel  (3)                         1,434,076           2.7%

Carl  Gessner  (3)                        954,468           1.8%

All directors and executive officers
as a group (2 persons)                  8,510,494          15.9%

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

(3) All officers and directors can be contacted at the Company's principal place of business located at 2410 Hollywood Blvd, Hollywood, Florida 33020.


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

We recognized $160,000 and $2,000 of employee compensation during the respective years ended December 31, 2003 and 2002. We believe these amounts represent the fair value of services provided to us by our president during these years. Because this compensation will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in-capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

We have not entered into any type of employment agreement or other compensation program or other agreement with any current officer or director and do not expect that we will enter into such agreement until we consummate a business acquisition.

PART  IV

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  INDEX  TO  EXHIBITS

EXHIBIT                            DESCRIPTION
NUMBER
-------   ----------------------------------------------------------------------
3.01*     Articles  of  Incorporation  of  Company

3.03*     Bylaws  of  Company

4.01*     Form  of  Common  Stock  Certificate

14.1      Code  of  Ethics

31.1.     Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief Executive Officer

31.2.     Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief Financial Officer

32.1.     Section  1350  Certifications  of  Chief  Executive  Officer

32.2.     Section  1350  Certifications  of  Chief  Financial  Officer

* Previously filed with the Securities and Exchange Commission and incorporated by reference

(b)  Reports  on  Form  8-K

During  2003,  we  filed  8-K's  disclosing  the  following:

On October 31, 2003, Senticore, Smith Forestal, a corporation organized and existing under the laws of Costa Rica ("Forestal"), and the two shareholders of Forestal (the "Forestal Stockholders"), executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Forestal will merge with and into us, with the Forestal Stockholders receiving in the aggregate 6,308,287 shares of common stock and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us. Our Certificate of Incorporation will be amended prior to the Closing (as defined) to establish the Class A Voting Convertible Preferred Stock series. An executed copy of the Merger Agreement, together with the Class A Voting Convertible Preferred Stock designation, is attached to Form 8-K which is incorporated by reference hereto.

The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, us and Forestal obtaining the written consent of a majority of their shareholders to approve the transactions contemplated by the Merger Agreement, as well as the satisfactory completion by each of us and Forestal of a due diligence investigation. In addition, the obligations of Forestal to consummate the Merger are conditioned on, among other things, our canceling its previously announced forward stock split and issuing a press release with respect thereto. The obligations of the Registrant to consummate the Merger are conditioned on, among other things, an affiliate of ours being issued 1,200,000 shares of restricted common stock and 7,500 shares of Class A Voting Convertible Preferred Stock. Our obligations to consummate the Merger are further conditioned on, among other things, our receipt of an Opinion to the effect that the terms and conditions of the Merger are fair to our shareholders from a financial point of view.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditors, Kingery, Crouse & Hohl ("Kingery") and Stark, Winter, Schenkein & Co. ("Stark") for our audits of the annual financial statements for the years ended December 31, 2002 and 2003, and all fees billed for other services rendered by Kingery and Stark during those periods.

Year  Ended  December  31                2003             2002
-------------------------             ----------       ----------
                                         Stark           Kingery*
                                      ----------       ----------
Audit  Fees  (1)                      $    4,000  (2)  $    2,366  (3)
Audit-Related  Fees  (2)                      --               --
Tax  Fees  (3)                               475              475
All  Other  Fees  (4)                      4,950            1,524
Total Accounting Fees and Services    $    9,425       $    4,365

(*) Kingery resigned on January 13, 2004 but provided review services for the first three quarters of 2003 for which the fees included in 2003 relate to.
(1) Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Stark and Kingery were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Principal Accounting Officer, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.



                           --Signature Page Follows--

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SENTICORE,  INC.:


     APRIL  19,  2004          /S/  JAY  PATEL
     ----------------          ---------------
                               JAY  PATEL,  / CEO  AND  COO





     APRIL  19,  2004          /S/  CARL  GESSNER
     ----------------          ------------------
                               CARL  GESSNER,
                               PRESIDENT/TREASURER/SECRETARY/DIRECTOR/CFO