Form 10KSB/A
period 2003-12-31
SENTICORE INC
filed 2004-05-03
CIK 1094788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1

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

There  were  53,824,554  shares  outstanding  as  of  April  28,  2004.

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

First, On October 31, 2003, the Registrant (Senticore, Inc.), Smith Forestal, a corporation organized and existing under the laws of Costa Rica ("Forestal"), and the two shareholders of Forestal (the "Forestal Stockholders"), executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Forestal will merge with and into us, with the Forestal Stockholders receiving in the aggregate 18,924,861 shares of common stock and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us. Our Certificate of Incorporation will be amended prior to the Closing (as defined) to establish the Class A Voting Convertible Preferred Stock series. An executed copy of the Merger Agreement, together with the Class A Voting Convertible Preferred Stock designation, is attached to Form 8-K which is incorporated by reference hereto.


The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, us and Forestal obtaining the written consent of a majority of their shareholders to approve the transactions contemplated by the Merger Agreement, as well as the satisfactory completion by each of us and Forestal of a due diligence investigation The split was affected The obligations of the Registrant to consummate the Merger are conditioned on, among other things, an affiliate of us being issued 3,600,000 shares of restricted common stock and 7,500 shares of Class A Voting Convertible Preferred Stock. Our obligations to consummate the Merger are further conditioned on, among other things, our receipt of an Opinion to the effect that the terms and conditions of the Merger are fair to our shareholders from a financial point of view.


Secondly, On February 13 , 2004, the Registrant (Senticore, Inc.), Westar South America S.A., a corporation organized and existing under the laws of Venezuela ("Westar"), and the two shareholders of Westar (the "Westar
Stockholders"),  executed  an  Agreement  and  Plan  of  Merger  (the  "Merger
Agreement"), pursuant to which all outstanding shares of common stock of Westar will be exchanged for 29,000,000 shares of our common stock to be issued by us to the Westar Stockholders in a transaction designed to be tax-free pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, Westar will become our wholly-owned subsidiary. An executed copy of the Merger Agreement is attached as an exhibit to Form 8-K which is incorporated by reference herein.

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

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.


REVENUES

We had no revenues in 2003 and in 2002. Our principal expense for the past two years has been non-cash stock compensation and interest of $467,724 in 2003 and professional fees of $15,000 in 2002. We incurred a net loss of $719,935 during the year ended December 31, 2003 and a net loss of $18,009 for the year ended December 31, 2002. The increase in the net loss is attributable to the increase in the aforementioned non-cash stock expenses 2003 compared to 2002 and equity in loss of the subsidiary of $109,000 in 2003 compared to $-0- in 2002.

ASSETS  AND  LIABILITIES

Total assets as of December 31, 2003 and 2002 were $143,584 and $1,611, respectively while total liabilities were $807,908 and $31,846, respectively. Our stockholders' deficit was $664,324 at December 31, 2003 compared to $30,235 at December 31, 2002. The increase in stockholders' deficit is attributable mainly to the $719,935 net loss in 2003.


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



                         INDEPENDENT  AUDITORS'  REPORT
                         ------------------------------

To  the  Board  of  Directors  and  stockholders  of  Senticore,  Inc.:

We have audited the accompanying balance sheet of Senticore, Inc., formerly known as Hojo Holdings, Inc, a development stage enterprise (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has recurring losses from operations, working capital and stockholders'( deficits) and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Stark  Winter  Schenkein  &  Co.,  LLP
-------------------------------------------
Stark  Winter  Schenkein  &  Co.,  LLP


April  17,  2004
Denver,  Colorado

                         INDEPENDENT  AUDITORS'  REPORT
                         ------------------------------

To  the  Board  of  Directors  and  stockholders  of  Senticore,  Inc.:

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Senticore, Inc, formerly known as Hojo Holdings, Inc. (the "Company"), a development stage enterprise, for the year ended December 31, 2002 and for the period January 5, 1999 (date of incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2002, and for the period January 5, 1999 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has recurring losses from operations, a stockholders' deficit and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Kingery, Crouse, & Hohl, P.A.
----------------------------------
Kingery, Crouse, & Hohl, P.A.


Tampa,  FL
April  11,  2003





                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC
                            ------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                      BALANCE SHEET AS OF DECEMBER 31, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS:
      Total current assets                                        $            -
                                                                  --------------

   Investment in Land                                             $      141,000
   Deposit                                                                 2,000
   Furniture and equipment (net of accumulated depreciation
     of $4,425)                                                              584
                                                                  --------------

      TOTAL                                                       $      143,584
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Note payable                                                   $      250,000
   Stockholder advances                                                  287,758
   Accounts payable and accrued liabilities                              270,150
                                                                  --------------
      Total current liabilities                                          807,908

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 20,000,000 shares
     authorized                                                                -
   Common stock - $.001 par value; 200,000,000 shares
     authorized; 40,039,861 shares issued and outstanding                 40,040
   Additional paid-in capital                                            492,256
   Deferred stock and interest compensation                             (314,950)
  (Deficit) accumulated during the development stage                    (881,670)
                                                                  --------------
      Total stockholders' (deficit)                                     (664,324)
                                                                  --------------

      TOTAL                                                       $      143,584
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




                                 For the Year Ended   For the Year Ended    For the Period January 5, 1999
                                 December 31, 2003    December 31, 2002       (date of incorporation) to
                                                                                   December 31, 2003
                                 ------------------   ------------------    ------------------------------

REVENUE                          $                -   $                -    $                        5,275

EXPENSES:
   Stock based compensation                 373,424                    -                           423,424
   Stock based interest                      94,300                    -                            94,300
   (Loss) in Equity  of LLC                 109,000                    -                           109,000
   Other selling, general and
     administrative expenses                143,211               18,009                           260,221
                                 ------------------   ------------------    ------------------------------
      Total expenses                        719,935               18,009                           886,945
                                 ------------------   ------------------    ------------------------------

      NET (LOSS)                 $         (719,935)  $          (18,009)   $                     (881,670)

Net (Loss) Per Share-
Basic and Diluted                $             (.05)  $             (.00)

Weighted Average Number of
Shares Outstanding - Basic
and Diluted                              14,156,400           14,400,000


                       See notes to financial statements.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                            -------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  (Deficit)
                                                                 Deferred Stock   Accumulated
                                                   Additional    And Interest     During the
                               Common Stock        Paid-In       Compensation     Development
                           Shares      Par Value   Capital                        Stage            Total
                        ------------   ---------   ----------    --------------   -----------    ---------

Initial issuance of
common stock on
January 5, 1999
(inception)                7,500,000   $   7,500   $   (5,000)   $            -   $         -     $  2,500

Net (loss) for the
period January 5, 1999
to December 31, 1999               -           -            -                 -       (10,286)     (10,286)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 1999                   7,500,000       7,500       (5,000)                -       (10,286)      (7,786)

Issuance of common
stock for cash             2,566,071       2,565       40,203                 -             -       42,768

Conversion of affiliate
advances to common stock   1,333,929       1,335       20,897                 -             -       22,232

Issuance of common stock
for services rendered      3,000,000       3,000       47,000                 -             -       50,000

Contribution of services
by employee                        -           -        6,000                 -             -        6,000

Net (loss)                         -           -            -                 -       (98,651)     (98,651)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 2000                  14,400,000      14,400      109,100                 -      (108,937)      14,563

Contribution of
services by employee               -           -        6,000                 -             -        6,000

Net (loss)                         -           -            -                 -       (34,789)     (34,789)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December
31, 2001                  14,400,000      14,400      115,100                 -      (143,726)     (14,226)

Contribution of
services by employee               -           -        2,000                 -             -        2,000

Net (loss)                         -           -            -                 -       (18,009)     (18,009)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December 31,
2002                      14,400,000      14,400      117,100                 -      (161,735)     (30,235)

Shares canceled           (1,140,000)     (1,140)       1,140                 -             -            -

Capital  contribution              -           -       19,846                 -             -       19,846

Stock based consulting
expense - option issued
to consultants                     -           -       60,000                 -             -       60,000

Issuance of common stock:
For cash                     500,000         500       35,250                 -             -       35,750

For consulting services    1,055,000       1,055      152,145           (79,250)            -       73,950

For interest and
collateral for note
payable                    4,800,000       4,800      127,200          (235,700)            -     (103,700)

For acquisition of
Smith Forestal
(see Note A)               8,424,861       8,425       (8,425)                -             -            -

For other reasons
- shares subsequently
canceled                  12,000,000      12,000      (12,000)                -             -            -

Net (loss)                         -           -            -                 -      (719,935)    (719,935)
                        ------------   ---------   ----------    --------------   -----------    ---------

Balances, December 31,
2003                      40,039,861   $  40,040   $  492,256    $     (314,950)  $  (881,670)   $(664,324)


                       See notes to financial statements.



                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC.
                            -------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                            STATEMENTS OF CASH FLOWS

                                 For the Year Ended   For the Year Ended    For the Period January 5, 1999
                                 December 31, 2003    December 31, 2002       (date of incorporation) to
                                                                                   December 31, 2003
                                 ------------------   ------------------    ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                    $         (719,935)  $          (18,009)   $                     (881,670)
   Adjustments to reconcile
   net (loss) to net cash (used by)
   operating activities:
      Depreciation                            1,027                1,296                             4,425
     (Loss) in equity of LLC                109,000                    -                           109,000
      Stock based expenses                  467,724                    -                           517,724
      Other non- cash compensation                -                2,000                            14,000
      Increase in accrued
      Liabilities                            44,553               11,713                            56,553
      Increase in deposit                    (2,000)                   -                            (2,000)
                                 ------------------   ------------------    ------------------------------

      NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                  (99,631)              (3,000)                         (181,968)

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchases of furniture and equipment           -                    -                            (5,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
   common stock                              35,750                    -                            81,018
   Capital contribution                      19,846                    -                            19,846
   Proceeds from borrowings under
   short term debt                          250,000                    -                           250,000
   Repayments of short-term debt           (250,000)                   -                          (250,000)
   Net increase in advances
   from stockholders                         44,035                3,000                            86,113
                                 ------------------   ------------------    ------------------------------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   99,631                3,000                           186,977

      NET CHANGE IN CASH                          -                    -                                 -

CASH,  BEGINNING OF PERIOD                        -                    -                                 -

CASH, END OF PERIOD              $                -   $                -    $                            -
                                 ------------------   ------------------    ------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest        $                -   $                -    $                            -
   Cash paid for income taxes    $                -   $                -    $                            -
                                 ==================   ==================    ==============================



                       See notes to financial statements.





                                SENTICORE, INC.
                            F/K/A HOJO HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
================================================================================

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

In April 2003, the holders of a majority of our issued and outstanding shares approved the amendment to our articles of incorporation to provide for the authorization of 20,000,000 shares of preferred stock. In addition, on November 3, 2003, our Board of Directors announced a three for one stock split of our common stock for each share of common stock held as of November 28, 2003. The shareholders also approved an increase in the total number of common shares authorized from 20,000,000 to 200,000,000 shares. As a result of the above, all references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split and increase in number of shares authorized as though all such changes had been completed as of January 5, 1999 (date of incorporation).

We initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, our Board decided that it was in the best interests of our shareholders to seek other opportunities by merging and/or acquiring other companies. Towards this goal, we executed the following letters of intent in 2003 and 2004:


- On October 31, 2003, we entered into an "Agreement and Plan of Merger" with the stockholders of Smith Forestal ("Forestal"), a corporation organized and existing under the laws of Costa Rica. Pursuant to this agreement, and subject to regulatory approval, each share of Forestal common stock shall be converted into 94,623 shares of our common stock and 112.5 shares of our Class A Voting Convertible Preferred Stock (which shares are convertible into our common stock at the rate of 200 common shares to one preferred share). In the aggregate, we have issued 18,924,861 shares of our common stock (8,424,861 which were issued prior to December 31, 2003) for the benefit of the Forestal stockholders and are required to issue 7,500 shares of our Class A Convertible Preferred Stock. The common shares issued must represent at least 51% of our outstanding common shares. The common shares issued are being held by a third party intermediary pending the consummation of the merger. If the transaction is not consummated the shares will be returned to us. At the time of closing we may not have any outstanding options or warrants. As consideration for various consulting services incident to the merger with Forestal, at the time the merger is consummated, we have also agreed to issue 3,600,000 shares of our common stock and 22,500 shares of our Class A Convertible Preferred Stock (convertible into 4,500,000 shares of our common stock) to the chairman of our Board. The shares we anticipate issuing to our Chairman had a value of approximately $.23 on October 31, 2003 or $1,863,000 in total. As a result, we may be required to record stock based compensation of this amount in 2004. The transaction has not yet closed.

- On February 13, 2004, we executed an "Agreement and Plan of Merger" with the shareholders of Westar South America S.A. of Venezuela ("Westar"). Pursuant to this agreement and subject to regulatory approval, we anticipate issuing 29,000,000 shares of our common stock as consideration for all of the outstanding common shares of Westar. In addition to the shares that we anticipate issuing to the shareholders of Westar, if the merger is consummated, we have also agreed to issue 29,000,000 shares of our common stock to our Chairman and his wife as compensation for the services they rendered in connection with finding, negotiating and structuring the merger. The shares we anticipate issuing to our Chairman and his wife had a value of $.09 on February 13, 2004 or $2,610,000 in total. As a result, we may be required to record stock based compensation of this amount in 2004. The transaction has not yet closed.



Revenue  Recognition
--------------------

The Company recognizes revenue when services are provided or products are shipped and presented net of returns.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial  Instruments
----------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Income  Taxes
-------------

The Company follows Statement of Financial Accounting Standard ("SFAS") 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Property  and  Equipment
------------------------

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of 3 to 5 years.

Impairment  of  Long  Lived  Assets
-----------------------------------

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Stock-Based  Compensation
-------------------------

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.


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

Recent  Pronouncements
----------------------


In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 has mot had a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.


Reclassifications
-----------------

Certain amounts in the prior period financials have been reclassified to conform to the presentation in the 2003 financial statements.

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception of $881,670 and have a stockholders' deficit of $664,324 and working capital deficit of $807,908 at December 31, 2003. In addition, we have no revenue generating operations. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating the transactions discussed at Note A. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete the transactions discussed at Note A, or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE  C  -  INVESTMENT  IN  LAND

In July 2003, we purchased a 60% interest in Ecats Development, LLC (the "LLC") from an entity related to us by virtue of one of our officer's ownership interest. As consideration, we issued a 6% note payable for $250,000, which amount approximated the cost of the investment on the books of the related entity. The note was paid in November 2003, however interest was waived. In November 2003, the LLC was dissolved, and we received twenty residential lots located in Sebring, Florida in exchange for our LLC interest. The lots had a cost of approximately $141,000 at the date of the dissolution, and accordingly our expenses include a $109,000 charge representing the reduction in value of our investment. At the time of the dissolution, we entered an agreement with an unrelated developer, whereby such developer has agreed to secure construction financing and build residences on our lots. Pursuant to our agreement, we are to split any profits from the sales of the homes on a 50/50 basis. At December 31, 2003, three of the lots having a cost basis of approximately $21,000 have been pledged as collateral for such construction loans.

NOTE  D  -  INCOME  TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. In addition, we had no significant temporary differences at December 31 2003 or 2002. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.
Assuming they are not limited and/or lost as a result of "change in control" provisions of the Internal Revenue Code, at December 31, 2003, we had net operating loss carryforwards of approximately $695,000 for income taxes. These carryforwards expire in various periods through December 31, 2023. The deferred income tax asset arising from these net operating loss carryforwards of approximately $271,000 is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standards established by SFAS 109. The valuation allowance increased by approximately $217,000 in 2003. The principal difference between the net operating loss for income tax purposes and book purposes relates to stock based compensation to officers.

NOTE  E  -  NOTE  PAYABLE


At December 31, 2003, we are obligated under a note payable for $250,000 as a result of the repayment of the note described in Note C. As consideration for this note, we provided the creditor with 1,500,000 shares of our common stock (approximately 900,000 of which were provided by certain of our stockholders). As a result of this transaction, we will record total non-cash interest expense of $330,000 based on the fair market value of the shares issued, during the term of the note. At December 31, 2003, $94,300 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock and interest compensation and will be amortized to expense in 2004.

The note payable matures on May 31, 2004, and was initially collateralized by 4,500,000 shares of our common stock (approximately 300,000 of which were provided by certain of our stockholders). Subsequent to December 31, 2003, we provided additional collateral of 3,000,000 shares to this creditor. If we fail to pay the note at maturity, the creditor shall have the right to retain a significant portion of the collateral as additional interest. If this occurs, we will be required to record additional expense at the date of the default based on the fair market value of our common stock at that time.

We also provided the creditor with an option to purchase the 4,200,000 shares of restricted common stock held as collateral for the greater of $.33 per share or of the market price of the our stock on the date the option is exercised. In order for the exercise, to occur, our stock must maintain a market price of at least $.667 per share for twenty consecutive days, at which time, the creditor will have forty five days to exercise his option. Because it is not probable that these options will vest, no stock based compensation has been recorded for this option. If the creditor is ultimately able to elect exercise, we may be required to record additional expense, depending on the fair market value of our stock at the date of exercise.


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


- In December 2003, we issued 12,000,000 shares of our common stock, which were subsequently canceled (see Note K).

- In December 2003, we issued 8,424,861 shares of our common stock for the pending Forestal acquisition discussed at Note A.

- Deferred stock and interest compensation increased by $314,950 as a result of the issuance of our common shares, and/or granting of our common shares by certain stockholders (see Notes E and I), for interest and consulting services that relate to future years.

- Accrued expenses declined by $25,877 and due to stockholders increased by such amount as a result of certain stockholders transferring stock to a creditor for legal fees.

-    Used  proceeds aggregating $35,750 to directly repay and officers loan (see
     Note  I).


NOTE  G-  LOSS  PER  SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) to December 31, 2002. During the year ended December 31, 2003, certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

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

NOTE  I  -  OTHER  COMMON  STOCK  TRANSACTIONS


During the periods covered by these financial statements and subsequent thereto we issued shares of common stock without registration under the Securities Act of 1933. Although we believe that the sales did not involve a public offering of its securities and that the we did comply with the "safe harbor" exemptions from registration, we could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on our financial position and results of operations.

On August 12, 2003, we engaged a consulting firm to provide investor relations and other services for a period of six months, and as consideration for such services issued 300,000 shares of our common stock. The approximate fair value of these shares $15,000 has been included in stock based compensation in the accompanying December 31, 2003 statement of operations. In addition, the consulting firm received 300,000 options to purchase shares of our common stock at $.08 per share, which price approximated the fair value of our common stock at the date of issuance. The options are subject to cancellation under certain conditions, as specified in the agreement.


On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued. At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

- 300,000 options to purchase shares of our common stock at a price of $.50 per share at any time through November 16, 2008.

- A financing fee equal to 10% of any indebtedness or equity we issue and/or obtain as a result of this consultant's efforts and/or relationships.

- A quarterly finder's fee ranging from 5% to 1% of any gross revenues we generate through or as a result of a introduction we receive through this consultant's efforts. The fee starts at 5% and is reduced as sales dollars increase.

- A transaction fee ranging from 5% to 1% of any merger, acquisition, joint venture, private placement or other similar transaction we enter through this consultants' efforts.

On December 17, 2003, we issued 300,000 shares of our common stock to a consultant for investor relations services for a period of six months. As a result of this transaction, we will record total stock based compensation of $27,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued. In addition, we agreed to provide cash compensation of $4,000 per month during the term of the agreement. We have recognized $4,000 of cash based consulting expense in the accompanying 2003 statement of operations, and deferred the entire stock based compensation of $27,000. This amount will be amortized to expense in 2004.

In addition, we satisfied various other expenses via the issuance of 155,000 shares of our common stock. As a result of this transaction, we recorded $54,200 of stock based compensation in 2003.

On December 29, 2003, we sold 500,000 shares of our common stock under a private placement to an individual investor for cash of $35,750 (or $.07 per share). In addition, we granted this individual 500,000 warrants to purchase our common stock for a price of $.143 per share, which warrants expire on December 31, 2004, provided that our stock price and volume equals or exceeds certain defined targets. If such targets are not achieved in 2004 and/or at various other subsequent expiration dates, then the warrants can potentially be extended through December 31, 2008. The proceeds from this sale were used to directly repay a loan from an officer.

At December 31, 2003, outstanding common shares includes 12,000,000 shares that were canceled subsequent to such date. We had instructed our transfer agent to issue these shares in 2003 as we anticipated entering a financing arrangement, however no agreement was entered into, and no expense was applicable.

During the year ended December 31, 2003, we canceled 1,140,000 shares of common stock that had been previously reflected as outstanding because the related consideration was never paid for the shares.


Stock  Options  and  Warrants
-----------------------------

During the year ended December 31, 2003 the Company issued options and warrants to purchase shares of common stock to certain consultants. Compensation costs related to these options charged to operations was $60,000 in 2003.

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31 2003: expected life of options of 1 to 5 years, expected volatility of 630%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2003 approximated $.10 per option. These results may not be representative of those to be expected in future years. The pro-forma results of operations for 2003 are not materially different than the historical results of operations as the entire fair value of the options of $60,000 was charged to operations.


A  summary  of  stock  option  activity  is  as  follows:

                                            Weighted     Weighted
                                Number      average      average
                                  of        exercise     fair
                                shares      price        value
                               --------     --------     --------
     Balance  at
       December  31,  2001
       and  2002                      -
     Granted                    600,000     $    .29     $    .10
     Exercised                        -            -            -
     Forfeited                        -            -            -
                               --------     --------     --------
     Balance  at
       December  31,  2003      600,000     $    .29     $    .10
                               ========     ========     ========

The following table summarizes information about stock options at December 31, 2003:

                          Outstanding     Exercisable
           Weighted       Weighted        Weighted-
           Average        Average         Average
Exercise   Number         Contractual     Exercise       Number         Exercise
Prices     Outstanding    Life            Price          Exercisable    Price
--------   -----------    -----------     -----------    -----------    --------

$  0.080       300,000    1.00  years     $     0.080        300,000    $  0.080

$  0.500       300,000    5.00  years     $     0.500        300,000    $  0.500
--------   -----------    -----------     -----------    -----------    --------
               600,000                                       600,000
           ===========                                   ===========


NOTE  J  -  OTHER  RELATED  PARTY  TRANSACTIONS

We recognized $2,000 of employee compensation during the year ended December 31, 2002. We believe this amount represents the fair value of services provided to us by our president during this year. Because this compensation will not be paid, now or in the future, the amount has been reflected as an increase in additional paid-in capital.

In 2003, we recognized approximately $235,500 of compensation to our officers, which liability was satisfied in 2004 through the issuance of approximately 3,837,500 shares of our common stock. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.

We periodically receive advances from various stockholders.   The net balance of
these advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

Our  Chairman  contributed  $19,846  to  our  capital  in  2003.

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

In addition to the above, during the first quarter of 2004, we issued and/or have agreed to issue the following shares of our common stock as consideration for certain consulting services (the issuance of this stock will result in recording of stock based consulting in 2004):

- 1,000,000 shares to a minority stockholder, whereby such stockholder has agreed to serve as our representative to the Latin American timber industry on a consulting basis. The shares were registered in the S-8 filing discussed above, and serve as compensation for a maximum of 500 hours of the consultant's time in 2004 and the first quarter of 2005. The consultant also received an additional 500,000 shares of our common stock for additional consultation work after the first quarter of 2004.

-    185,000  shares  to  attorneys  and  consultants for certain legal services

-    570,000  shares  for  various  consulting  services to be rendered in 2004.

Additional  Borrowings
----------------------

In March 2004, we borrowed $250,000 under a note payable requiring interest at 20% and payable within one year from the date of the note. The note is collateralized by 2,500,000 shares of our common stock and 2,500,000 shares of our common stock held by affiliates.

Stock  issued  to  Officers
---------------------------

In addition to the shares issued for compensation accrued at December 31, 2003 (see Note J), during the first quarter of 2004 we issued approximately 404,200 shares of our common stock to our officers as consideration for their compensation for the for the first two months of 2004. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.


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

ITEM 10.  EXECUTIVE COMPENSATION


None of our current officers or directors received cash compensation during 2003 and 2002. We do not anticipate paying salaries until such time as we have sufficient assets or revenues as a result of a business combination. Until such time as we have sufficient capital reserves or revenues, salaries to the executive officers will be paid in shares of stock.

In 2003, we recognized approximately $235,500 of compensation to our officers, which liability was satisfied in 2004 through the issuance of approximately 3,837,500 shares of our common stock. Because this compensation was paid in the form of common stock in lieu of cash, thenormal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.


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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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


We recognized $235,500 and $2,000 of employee compensation during the respective years ended December 31, 2003 and 2002. We believe these amounts represent the fair value of services provided to us by our officers during these years, which 2003 liability was satisfied in 2004 through the issuance of approximately 3,837,500 shares of our common stock. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

On August 12, 2003, we engaged a consulting firm to provide investor relations and other services for a period of six months, and as consideration for such services issued 300,000 shares of our common stock. The value of these services of approximately $15,000, which amount, has been included in stock based compensation in the accompanying December 31, 2003 statement of operations. In addition, the consulting firm received 300,000 options to purchase shares of our common stock at $.08 per share, which price approximated the fair value of our common stock at the date of issuance. The options are subject to cancellation under certain conditions, as specified in the agreement.

On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered). At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

- 300,000 warrants to purchase shares of our common stock at a price of $.16 per share at any time through November 16, 2008.
- A financing fee equal to 10% of any indebtedness or equity we issue and/or obtain as a result of this consultant's efforts and/or relationships.
- A quarterly finder's fee ranging from 5 to 1% of any gross revenues we generate through or as a result of a introduction we receive through this consultant's efforts. The fee starts at 5% and is reduced as sales dollars increase.
- A transaction fee ranging from 5 to 1% of any merger, acquisition, joint venture, private placement or other similar transaction we enter through this consultants' efforts.

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

Our Chairman contributed approximately $19,800 to us in 2003 for no consideration.

In July 2003, we purchased a 60% interest in Ecats Development, LLC (the "LLC") from an entity related to us by virtue of one of our officer's ownership interest. As consideration, we issued a 6% note payable for $250,000, which amount approximated the cost of the investment on the books of the related entity. The note was paid in November 2003, however interest was waived. In November 2003, the LLC was dissolved, and we received twenty residential lots located in Sebring, Florida in exchange for our LLC interest. The lots had a cost of approximately $141,000 at the date of the dissolution, and accordingly our expenses include a $109,000 charge representing the reduction in value of our investment. At the time of the dissolution, we entered an agreement with an unrelated developer, whereby such developer has agreed to secure construction financing and build residences on our lots. Pursuant to our agreement, we are to split any profits from the sales of the homes on a 50/50 basis. At December 31, 2003, three of the lots having a value of approximately $21,000 have been pledged as collateral for such construction loans.


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

14.1*     Code  of  Ethics

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

32.2.     Section  1350  Certifications  of  Chief  Financial  Officer

* Previously filed with the Securities and Exchange Commission and incorporated by reference

(b)  Reports  on  Form  8-K

During  2003,  we  filed  8-K's  disclosing  the  following:

On October 31, 2003, Senticore, Smith Forestal, a corporation organized and existing under the laws of Costa Rica ("Forestal"), and the two shareholders of Forestal (the "Forestal Stockholders"), executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Forestal will merge with and into us, with the Forestal Stockholders receiving in the aggregate 18,924,861 shares of common stock and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us. Our Certificate of Incorporation will be amended prior to the Closing (as defined) to establish the Class A Voting Convertible Preferred Stock series. An executed copy of the Merger Agreement, together with the Class A Voting Convertible Preferred Stock designation, is attached to Form 8-K which is incorporated by reference hereto.

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


Year  Ended  December  31                2003             2002
-------------------------             ----------       ----------
                                         Stark           Kingery*
                                      ----------       ----------
Audit  Fees  (1)                      $    6,000  (2)  $    2,366  (3)
Audit-Related  Fees  (2)                      --               --
Tax  Fees  (3)                                --              475
All  Other  Fees  (4)                         --            1,524
Total Accounting Fees and Services    $    6,000       $    4,365


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


                               SENTICORE,  INC.:


     APRIL  28,  2004          /S/  JAY  PATEL
     ----------------          ---------------
                               JAY  PATEL,  / CEO  AND  COO





     APRIL  28,  2004          /S/  CARL  GESSNER
     ----------------          ------------------
                               CARL  GESSNER,
                               PRESIDENT/TREASURER/SECRETARY/DIRECTOR/CFO