Form 10QSB
period 2004-03-31
SENTICORE INC
filed 2004-05-28
CIK 1094788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________ .

                        Commission File Number: 333-87111

                                 SENTICORE, INC.
                           (F/K/A HOJO HOLDINGS, INC.)
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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2004.

                            53,824,554 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                                 SENTICORE, INC.
                           (F/K/A HOJO HOLDINGS, INC.)
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                        Page
Item 1. Financial Statements (unaudited)

        Balance Sheet as of March 31, 2004                             3

        Statements of Operations for the three months ended            4
     March 31, 2004 and 2003, and the period January 5, 1999
     (date of incorporation) to March 31, 2004

        Statements of Cash Flows for the three months ended            5
     March 31, 2004 and 2003, and the period January 5, 1999
     (date of incorporation) to March 31, 2004

        Notes to Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial              10
Condition and Results of Operations (including Cautionary Statement)

Item 3. Controls and Procedures                                        11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                              12
Item 2. Changes in Securities                                          12
Item 3. Defaults Upon Senior Securities                                12
Item 4. Submission of Matters to a Vote of Securities Holders          12
Item 5. Other Information                                              12
Item 6. Exhibits and Reports on Form 8-K                               12
Signatures                                                             12
Certifications                                                         13

Item 1.

                                 Senticore, Inc.
                            f/k/a Hojo Holdings, Inc.
                        (A Development Stage Enterprise)

                       BALANCE SHEET AS OF MARCH 31, 2004
                                  (UNAUDITED)
________________________________________________________________________________

ASSETS

Current Assets:
Cash                                                            $     25,390
Advances to affiliate                                                 67,500
   Total current assets                                               92,890

Investment in land                                                   141,000

Deposit                                                                2,000
Furniture and equipment - net                                            444

TOTAL                                                           $    236,334
                                                                =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES:

Current Liabilities:
Note payable                                                    $    490,000
Stockholder advances                                                 223,877
Accounts payable and accrued liabilities                              68,769
      Total current liabilities                                      782,646

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value, 20,000,000 shares
  authorized                                                               -
Common stock, - $.001 par value; 200,000,000 shares
  authorized; 53,824,554 shares issued and outstanding                53,825
Additional paid-in capital                                         1,280,451
Deferred stock and interest compensation                            (214,822)
(Deficit) accumulated during the development stage                (1,665,766)
      Total stockholders' (deficit)                                 (546,312)

TOTAL                                                           $    236,334
                                                                =============
________________________________________________________________________________

See notes to financial statements.

                                 Senticore, Inc.
                            f/k/a Hojo Holdings, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
__________________________________________________________________________________________________________

                                                                                          For the Period
                                                                                         January 5, 1999
                                                    For the three       For the three       (date of
                                                     months ended       months ended    incorporation) to
                                                    March 31, 2004     March 31, 2003     March 31, 2004

REVENUE                                             $          -       $         -       $      5,275

EXPENSES:
    Stock based compensation                             525,215                 -            948,639
    Stock based interest                                 141,420                 -            235,720
    Equity in loss of LLC                                      -                 -            109,000
    Other selling, general and administrative
        expenses                                         117,461             3,582            377,682
      Total expenses                                     784,096             3,582          1,671,041

NET (LOSS)                                          $   (784,096)      $    (3,582)      $ (1,665,766)
                                                    =============      ============      =============

Net (Loss) Per Share-
       Basic and Diluted                            $      (0.02)      $     (0.00)
                                                    =============      ============

Weighted Average Number of
    Shares Outstanding - Basic and Diluted            42,183,300        14,400,000
                                                    =============      ============
__________________________________________________________________________________________________________

See notes to financial statements.

                                 Senticore, Inc.
                            f/k/a Hojo Holdings, Inc.
                       (A Developmental Stage Enterprise)

                            Statements of Cash Flows
                                  (UNAUDITED)
___________________________________________________________________________________________________

                                                                                      For the Period
                                                                                     January 5, 1999
                                                    For the three    For the three       (date of
                                                     Months ended     Months ended   incorporation) to
                                                    March 31, 2004   March 31, 2003    March 31, 2004

Cash (used by) operating activities                 $     (83,229)    $    (2,386)   $    (265,197)

Cash (used by) investing activities-                      (67,500)              -          (72,509)

Cash flows from financing activities
   Proceeds from borrowings under note payable            240,000               -          490,000
   Repayments of note payable                                   -               -         (250,000)
   Advances from stockholder                               81,119           2,386          167,232
   Repayments to stockholder                             (145,000)              -         (145,000)
   Proceeds from issuance of common stock                       -               -           81,018
   Other capital contributions                                  -               -           19,846
Cash provided by financing activities                     176,119               -          363,096

Increase in cash                                           25,390               -           25,390

Cash, beginning of period                                       -               -                -

Cash, end of period                                 $      25,390     $         -    $      25,390
                                                    ==============    ============   ==============
___________________________________________________________________________________________________

See notes to financial statements

                                 Senticore, Inc.
                            f/k/a Hojo Holdings, Inc.
                        (A Development Stage Enterprise)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
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

Issuances and Sales of Common Shares

During the periods covered by these financial statements and subsequent thereto we issued shares of common stock without registration under the Securities Act of 1933. Although we believe that the issuances and sales did not involve a public offering of its securities and that the we did comply with the "safe harbor" exemptions from registration, we could be liable for rescission of the sales and/or issuances if such exemptions were found not to apply and this could have a material negative impact on our financial position and results of operations.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB of the
Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of
December 31, 2003 and for the years ended December 31, 2003 and 2002 contained in our Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses and assets and liabilities during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We account for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board
Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period
January 5, 1999 (date of incorporation) to December 31, 2002. During the year ended December 31, 2003, and the three month period ended March 31, 2004, certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Reclassifications

Certain amounts in the March 31, 2003 financial statements have been reclassified to conform to the presentation in the March 31, 2004 financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have working capital and stockholders' deficits at March 31, 2004.
In addition, we have no revenue generating operations. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE B - SIGNIFICANT FIRST QUARTER EVENTS

Notes Payable

In March 2004, we borrowed $240,000 under a note payable requiring interest at
20% and payable within one year from the date of the note. The note is collateralized by 5,000,000 shares of our common stock; 2,500,000 of which are owned by our officers.

In addition, during the first quarter of 2004, we provided additional collateral of 3,000,000 shares to the holder of a $250,000 note existing at December 31,
2003 (in addition to the 4,500,000 shares of collateral existing at December 31,
2003). If we fail to pay the note at maturity (May 31, 2004), the payor shall have the right to retain a significant portion of the collateral as additional interest. If this occurs, we will be required to record additional expense at the date of the default based on the fair market value of our common stock at that time.

Stock Based Officer Compensation

In 2003, we recognized $235,473 of compensation to our officers, which liability was satisfied in 2004 through the issuance of approximately 3,837,500 shares of our common stock. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued.

In addition to the shares issued for compensation accrued at December 31, 2003, we also issued 417,193 shares of our common stock to our officers as consideration for their compensation for the first two months of 2004. Because this compensation was paid in the form of common stock in lieu of cash, the normal compensation for these officers was increased by a factor of 25% prior to determining the number of shares to be issued. The shares were valued at
$69,232.

Other Issuances of Common Stock

On February 10, 2004, our Board of Directors approved the issuance of 1,925,000 shares of our common stock having a value of $.10 per share for various consulting services to be provided in 2004 (however 900,000 of these shares are being held by a third party intermediary, and we do not anticipate issuing such shares to the consultant due to a lack of performance on their part). As a result, we recognized $102,500 of stock based consulting expenses in the first quarter of 2004. In addition, we may ultimately be required to record additional stock based consulting expenses of approximately $90,000 if we are required to release the remaining 900,000 shares to the applicable consultant.

In addition, on February 13, 2004, our Board agreed to issue 250,000 shares of our common stock for investor and public relations services to be provided for a period of one year. The shares had a value of approximately $22,250 on such date; accordingly we recognized $3,750 of stock based consulting expenses during the quarter ended March 31, 2004. The related deferred stock consulting charge will be amortized to expense over the remaining term of the agreement (10 months). In addition, we recognized $10,000 of stock based consulting expense as a result of an option granted to this person (250,000 shares at a price per share of $.25).

In addition to the above, during the first quarter of 2004, we issued the following shares of our common stock as consideration for certain consulting services and recorded certain stock based compensation based on the number of shares issued and the fair market value of our stock at the dates of the respective agreements:

        o 1,000,000 shares to a minority stockholder, whereby such stockholder has agreed to serve as our representative to the Latin American timber industry on a consulting basis. The shares serve as compensation for a maximum of 500 hours of the consultant's time in 2004. Since 80% of these hours were incurred prior to March 31, 2004, we have recognized
          $80,000 of stock based consulting expenses in the first quarter of
          2004, and will recognize an additional $20,000 of such expense in the second quarter of 2004.

        o 755,000 shares to attorneys and consultants for certain legal and consulting services. As a result we recognized stock based consulting expenses of $86,275 based on the fair market value of the shares issued during the first quarter of 2004.

        o 1,600,000 shares of our common stock having a fair market value of
          $.11 per share for various consulting services to be provided in 2004.
          The 1,600,000 shares will result in total stock based consulting expense of $176,000 over the terms of the agreements ( $139,333 of which was recognized in the first quarter of 2004).

        o 10,500,000 shares of our stock was issued to certain owners of Smith
          Forestal; an entity we anticipate acquiring in 2004. If the acquisition is not consummated, the shares will be returned to us.

Finally, we canceled 12,000,000 shares that were outstanding at December 31,
2003 as the consulting agreement giving rise to the issuance of shares was terminated and canceled before services were rendered.

NOTE C - OTHER RELATED PARTY TRANSACTIONS

We periodically receive advances from various stockholders. The net balance of these advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand.

NOTE D- SUBSEQUENT EVENTS

Subsequent to March 31, 2004 we have issued 975,000 shares of our common stock for certain consulting services.

We also issued 666,667 shares of our common stock as potential partial consideration for a planned acquisition. The shares are being held in escrow and will be returned to us if the acquisition is not consummated.

                                       10

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2004 and the statements of operations and cash flows as of and for the three months ended March 31, 2004 and 2003 included with this Form 10-QSB, as well as the audited financial statements included in our
Form 10-KSB. In addition, readers are referred to the cautionary statement on page 11, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. Since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results of Operations

We did not generate any revenues during the three months ended March 31, 2004 and 2003, and our respective net losses for such quarters were $784,096 and
$3,582 (of which $666,635 and $0 were non-cash compensation expenses). Our stock based expenses increased significantly because we used our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs (e.g. we entered a lease for our operating facility in 2003)
necessary to implement our planned principal operations.

Since our inception we have incurred $1,671,041 of expenses; $1,184,359 were stock based.

Liquidity and capital resources

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to March 31, 2004, we used cash of approximately $338,000 for operating and investing activities. These cash outflows have been funded primarily by net borrowings under two notes payable and capital contributed of approximately $100,000.

As a result of our limited operating history, and because we plan to merge with and/or acquire various operating businesses, we have limited meaningful historical financial data upon which to base planned operating expenses.
However, we do not have enough cash to cover our operating expenses in the next twelve months. Accordingly, unless we are successful in consummating an acquisition with an operating company, and/or raising additional funds through private equity or debt placements, or public offerings of our stock, we will not be able to meet our cash needs for the next year, and investors may lose their entire investment.

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

                                       11

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

Item 3.

CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                       12

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

   NONE

Item 2. Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

In January 2004 we issued 811,293 restricted shares of our common voting stock,
$.001 par value, to five persons. A total of 681,170 shares were issued to our officers, Rohit Patel, Jygnesh Patel and Carl Gessner, and the remaining 130,123 shares were issued to employees Robert Price and Robyn Snyder. All shares were issued in lieu of salaries and wages for the period May 1, 2003-June 30, 2003.

We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. These shares were issued based on the following facts:

(1) the issuances were isolated private transaction which did not involve a public offering; (2) there were only five offerees, (3) the offerees agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4)
the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; (7) there was no cash consideration paid.

In January 2004, we issued 10,500,000 shares of restricted common stock as follows:

5,250,000 restricted shares of common stock to William Richard Smith as part of the compensation for the acquisition of Smith-Forestal;

5,250,000 restricted shares of common stock to Romilys Acevedo as part of the compensation for the acquisition of Smith-Forestal.

In February 2004, we issued 1,000,000 shares of restricted common stock as follows:

1,000,000 restricted shares of common stock to Louis Sitaras as collateral for a loan to the company;

In March 2004, we issued 2,750,000 shares of common stock as follows:

250,000 restricted shares of common stock to Worldwide Financial Marketing Inc., a Florida Corporation, for Marketing Services and Customer Relations Services;

2,500,000 restricted shares of common stock to Harendra Patel as collateral on a loan to Senticore, Inc.;

Item 3. Defaults Upon Senior Securities

   NONE

Item 4. Submission of Matters to a Vote of Securities Holders

   NONE

Item 5. Other Information

   NONE

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            31.1     Certification Pursuant to Section 302
            31.2     Certification Pursuant to Section 302
            32.1     Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act 2002
            32.2     Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act 2002

        (b) Reports on Form 8-K.

            Form 8-K filed on February 25, 2004 reporting on Item 5.
            Form 8-K filed on March 10, 2004 reporting on Item 4.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE              TITLE                                DATE

    /s/ Jay Patel          CEO & COO                            May 27, 2004

    /s/ Carl Gessner       President, Treasurer, Secretary,     May 27, 2004
                           Director, CFO