Form 10QSB
period 2004-06-30
SENTICORE INC
filed 2004-08-23
CIK 1094788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        COMMISSION FILE NUMBER: 333-87111

                                SENTICORE, INC.
                          (F/K/A HOJO HOLDINGS, INC.)
                          ---------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                                      11-3504866
    (STATE OF OR OTHER JURISDICTION OF                  (IRS EMPLOYER I.D.  NO.)
      INCORPORATION OR ORGANIZATION)

                              2410 HOLLYWOOD BLVD.
                              HOLLYWOOD, FL 33020
                              -------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 927-0866
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 19, 2004.

     113,626,221    Common Shares
             -0-    Preferred  Shares

Transitional  Small  Business  Disclosure  Format:
     YES ( ) NO (X)

                                SENTICORE, INC.
                                ---------------
                          (F/K/A HOJO HOLDINGS, INC.)
                          ---------------------------
                              INDEX TO FORM 10-QSB
                              --------------------


PART  I.  FINANCIAL INFORMATION                                             PAGE

Item  1.  Financial Statements (unaudited)
          Balance Sheet as of June 30, 2004                                    3

          Statements of Operations for the three and six months
          ended June 30, 2004 and 2003, and the period January 5,
          1999 (date of incorporation) to June 30, 2004                        4

          Statements of Cash Flows for the six months ended
          June 30, 2004 and 2003, and the period January 5, 1999
         (date of incorporation) to June 30, 2004                              5

          Notes to Financial Statements                                        6

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
         (including Cautionary Statement)                                  10-11

Item  3.  Controls  and  Procedures                                        12-14

PART II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  14

Item  2.  Changes  in  Securities                                             14

Item  3.  Defaults  Upon  Senior  Securities                                  14

Item  4.  Submission of Matters to a Vote of Securities Holders               14

Item  5.  Other  Information                                                  14

Item  6.  Exhibits  and  Reports  on  Form  8-K                               14

Signatures                                                                    15

Certifications                                                                16



Item  1.


                                SENTICORE, INC.
                                ---------------
                            F/K/A HOJO HOLDINGS, INC
                            ------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                        BALANCE SHEET AS OF JUNE 30, 2004

                                     ASSETS
                                     ------

Current  Assets:
   Cash                                                           $     11,482
   Advances to affiliate                                               157,500
   Employee advances                                                     2,000
                                                                  ------------
      Total current assets                                             170,982

Property,  Plant  and  Equipment:
   Land                                                                141,000
   Furniture and fixtures                                                2,005
   Machinery and equipment                                               2,197
   Accumulated depreciation                                             (3,821)
                                                                  ------------
      Total property, plant and equipment                              141,381

   Security deposits                                                     2,000
                                                                  ------------

      TOTAL ASSETS                                                $    314,363
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

LIABILITIES:
   Accrued payroll                                                $    134,562
   Stockholder loans payable                                             2,088
                                                                  ------------
   Total current liabilities                                           136,650

LONG-TERM  LIABILITIES:
   Notes payable                                                       616,487
                                                                  ------------

STOCKHOLDERS'  (DEFICIT):
   Preferred stock, $.001 par value, 20,000,000 shares authorized            -
   Common stock, - $.001 par value; 200,000,000 shares authorized;
   94,813,721 shares issued and outstanding                             94,814
   Additional paid-in capital                                        1,466,462
   Deferred stock and interest compensation                           (438,699)
  (Deficit) accumulated during the development stage                (1,561,351)
                                                                  ------------
      Total stockholders' (deficit)                                   (438,774)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $    314,363
                                                                  ============


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

                                                                                                          For the Period
                                     For the three   For the three    For the six     For the six        January 5, 1999
                                     months ended    months ended     months ended    months ended    (date of incorporation)
                                     June 30, 2004   June 30, 2003    June 30, 2004   June 30, 2003      to June 30, 2004
                                     -------------   -------------    -------------   -------------    ---------------------

REVENUE                                          -               -                -               -                    5,275
                                     -------------   -------------    -------------   -------------    ---------------------

EXPENSES:
   Stock based compensation                101,150               -          626,365               -                1,049,789
   Stock based interest                          -               -          141,420               -                  235,720
   Equity in loss of LLC                         -               -                -               -                  109,000
   Other S,G &A expenses                   242,339               -          359,800           3,582                  620,021
                                     -------------   -------------    -------------   -------------    ---------------------
      Total expenses                       242,339               -        1,026,435           3,582                2,014,530
                                     -------------   -------------    -------------   -------------    ---------------------

      NET (LOSS)                          (343,489)              -       (1,127,585)         (3,582)              (2,009,255)
                                     -------------   -------------    -------------   -------------    ---------------------

Net (Loss) Per Share-
Basic and Diluted                           (0.005)         (0.000)          (0.022)         (0.000)
                                     =============   =============    =============   =============    =====================

Weighted Average Number of Shares
Outstanding - Basic and Diluted         68,498,511       4,800,000       51,258,965       4,800,000
                                     =============   =============    =============   =============    =====================


                       SEE NOTES TO FINANCIAL STATEMENTS.



------




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

                                                                                                          For the Period
                                                                      For the six     For the six        January 5, 1999
                                                                      months ended    months ended    (date of incorporation)
                                                                      June 30, 2004   June 30, 2003      to June 30, 2004
                                                                      -------------   -------------    ---------------------

Cash  flows  from  operating  activities:
   Net Loss                                                              (1,127,585)         (3,582)              (2,009,255)

Adjustments to reconcile net loss to net cash used in operations:
   Depreciation                                                                 203             685                    4,628
   Stock based compensation                                                 626,365               -                1,049,789
   Stock based interest                                                     141,420               -                  235,720
   Other stock based expenses                                               585,350               -                  669,808
   Loss in equity of LLC                                                          -               -                  109,000
   Advances to employees                                                     (2,000)              -                   (2,000)
   Increase in deposits                                                           -               -                   (2,000)
   Increase (decrease) in accounts payable and accrued liabilities         (135,588)            511                 (135,588)
                                                                      -------------   -------------    ---------------------

      Net cash provided by (used in) operating activities             $      88,165   $      (2,386)   $             (79,898)
                                                                      -------------   -------------    ---------------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                     -               -                   (5,009)
                                                                      -------------   -------------    ---------------------
      Net cash (used in) investing activities                                     -               -                   (5,009)
                                                                      -------------   -------------    ---------------------

Cash flows from financing activities:
   Proceeds from borrowings under note payable                              366,487               -                  616,487
   Repayments of note payable                                                     -               -                 (250,000)
   Advances to affiliate                                                   (157,500)        (17,460)                (157,500)
   Advances from stockholder                                                 81,000               -                  167,116
   Repayments to stockholder                                               (366,670)              -                 (366,670)
   Proceeds from issuance of common stock                                         -               -                   81,018
   Other capital contributions                                                    -          19,846                   19,846
                                                                      -------------   -------------    ---------------------
      Net cash provided by (used in) financing activities                   (76,683)          2,386                  110,297
                                                                      -------------   -------------    ---------------------

      Net increase in cash                                                   11,482               -                   25,390

   Cash, beginning of period                                                      -               -                        -
                                                                      -------------   -------------    ---------------------

   Cash, end of period                                                $      11,482   $           -    $              25,390
                                                                      =============   =============    =====================




                        SEE NOTES TO FINANCIAL STATEMENTS


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

Issuances  and  Sales  of  Common  Shares
-----------------------------------------

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

Basis  of  Presentation
-----------------------

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

Management'sUse  of  Estimates
------------------------------

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

Loss  Per  Share
----------------

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through June 30, 2004. Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations.

Reclassifications
-----------------

Certain amounts in the June 30, 2004 financial statements have been reclassified to conform to the presentation in the 2003 financial statements.

Going  Concern
--------------

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit June 30, 2004. In addition, we have no revenue generating operations. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE  B  -  SIGNIFICANTSECOND  QUARTER  EVENTS

Notes  Payable
--------------

In the second quarter of 2004, we borrowed $129,600 from a bank. The promissory note carries interest of prime plus 1.5% per annum and matures on June of 2005 at the end of the twelve month term.

At June 30, 2004, we owed $240,000 under a separate note payable requiring interest at 20% and payable within one year from the date of the note. The note is collateralized by 5,000,000 shares of our common stock; 2,500,000 of which are owned by our officers.

Stock  Based  Officer  Compensation

During the second quarter ended June 30, 2004 we issued 1,160,000 shares of our common stock for certain consulting services. We recognized $101,150 of stock based consulting expenses in the second quarter of 2004. These shares were recorded based on the closing Yahoo stock prices at the date of issuances.

During the second quarter ended June 30, 2004 we issued 666,667 shares of our common stock as potential partial consideration for a planned acquisition. The shares are being held in escrow and will be returned to us if the acquisition is not consummated.

Also during the second quarter ended June 30, 2004 we issued 58,000,000 shares of our common stock as potential partial consideration for a planned acquisition. The shares are also being held in escrow and will be returned to us if the acquisition is not consummated.

NOTE  C  -  OTHER  RELATED  PARTY  TRANSACTIONS

We periodically receive advances from various stockholders. The net balance of these advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand. Imputed interest has been included in the financial statements herein with a charge to interest expense and a credit to equity.

NOTE  D  -  SUBSEQUENT  EVENT

Subsequent to June 30, 2004, we secured a funding commitment with Nutmeg Group, LLC. The Nutmeg Group agreed to provide financial backing towards the purchase of target acquisitions in line with our business model.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2004 and the statements of operations and cash flows as of and for the six months ended June 30, 2004 and 2003 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results  of  Operations
-----------------------

We did not generate any revenues during the three and six months ended June 30, 2004 and 2003. Our respective net losses for the quarters ended June 30, 2004 and 2003 were $343,489 and $ -0- (of which $101,150 and $ -0- were non-cash compensation expenses), respectively. Our respective net losses for the six months ended June 30, 2004 and 2003 were $1,127,585 and $3,582 (of which $626,365 and $ -0- were non-cash compensation expenses), respectively. Our stock based expenses increased significantly because we used our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs (e.g. we entered a lease for our operating facility in 2003) necessary to implement our planned principal operations.

Since our inception we have incurred approximately $2,009,255 of expenses; approximately $1,285,509 was stock based.

Liquidity  and  Capital  Resources
----------------------------------

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to June 30, 2004, we used cash of approximately $84,907 for operating and investing activities. These cash outflows have been funded primarily by net borrowings under three notes payable and capital contributed of approximately $81,000.

Net cash (used in) financing activities for the six months ended June 30, 2004 was $(76,683) as compared with net cash provided by financing activities of $2,386 for the six months ended June 30, 2003. The increase in net cash used in financing activities is attributable to advances to affiliates in the six months ended June 30, 2004 less the effects of borrowings on notes payable and repayments of shareholder loans

As a result of our limited operating history, and because we plan to merge with and/or acquire various operating businesses, we have limited meaningful historical financial data upon which to base planned operating expenses. However, we do not have enough cash to cover our operating expenses in the next twelve months. Accordingly, unless we are successful in consummating an acquisition with an operating company, and/or raising additional funds through private equity or debt placements, or public offerings of our stock, we will not be able to meet our cash needs for the next year, and investors may lose their entire investment.

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

Item  3.  CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive and Operating Officer, Jay Patel ("CEO") and Carl Gessner, our Chief Financial Officer and President. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

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

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

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

Item  4.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


                          PART II. - OTHER INFORMATION

Item  1.  Legal  Proceedings

     NONE

Item  2.  Changes  in  Securities

During the second quarter ended June 30, 2004 we issued 1,160,000 shares of our common stock for certain consulting services.

During the second quarter ended June 30, 2004 we issued 666,667 shares of our common stock as potential partial consideration for a planned acquisition. See item  5  below  for  discussion.

Also during the second quarter ended June 30, 2004 we issued 58,000,000 shares of our common stock as potential partial consideration for a planned acquisition.

Item  3.  Defaults  Upon  Senior  Securities

      NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     NONE

Item  5.  Other  Information

During the quarter ended June 30, 2004, we entered into an agreement to acquire the Detroit hockey franchise in the new World Hockey Association. We issued 666,667 shares of our common stock as potential partial consideration for this planned acquisition. The shares are being held in escrow and will be returned to us if the acquisition is not consummated. The fee for membership is $1,500,000. However, we agreed to pay $750,000. Of this amount, $50,000 has been paid. The remaining $700,000 is due contingent upon revenues from the team exceeding $20,000,000.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     31.1 Certification  Pursuant  to  Section  302
     31.2 Certification  Pursuant  to  Section  302
     32.1 Certification  Pursuant  to Section 906 of the Sarbanes-Oxley Act 2002
     32.2 Certification  Pursuant  to Section 906 of the Sarbanes-Oxley Act 2002

(b)  Reports  on  Form  8-K.

None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     SIGNATURE                    TITLE                              DATE
------------------       ------------------------              -----------------
/s/  Jay  Patel                CEO  &  COO                     August  19,  2004
------------------       ------------------------              -----------------
/s/  Carl  Gessner       President, Treasurer,                 August  19,  2004
                         Secretary, Director, CFO
------------------       ------------------------              -----------------