Form 10QSB
period 2004-09-30
SENTICORE INC
filed 2004-11-22
CIK 1094788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2004

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


                                 (954) 927-0866
                                  -------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 22, 2004.

                            119,944,091 Common Shares
                                -0-     Preferred  Shares

Transitional  Small  Business  Disclosure  Format:
                                 YES ( ) NO (X)

                                 SENTICORE, INC.
                          (F/K/A  HOJO HOLDINGS, INC.)

                              INDEX TO FORM 10-QSB
                              --------------------


PART  I.  FINANCIAL INFORMATION                                             PAGE

Item  1.  Financial  Statements  (unaudited)
          Balance Sheet as of September 30, 2004                               3

          Statements  of Operations for the three and
          nine months ended September 30, 2004 and 2003,
          and the period January 5, 1999 (date of incorporation)
          to September 30, 2004                                                4

          Statements  of  Cash Flows for the nine months ended
          September 30, 2004 and 2003, and  the  period
          January 5, 1999 (date of incorporation)
          to September 30, 2004                                                5

          Notes to Financial Statements                                        6

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (including
          Cautionary Statement)                                            10-11

Item  3.  Controls and Procedures                                          12-14

PART II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  14

Item  2.  Changes  in  Securities                                             14

Item  3.  Defaults  Upon  Senior  Securities                                  14

Item  4.  Submission of Matters to a Vote of Securities Holders               14

Item  5.  Other  Information                                                  14

Item  6.  Exhibits  and  Reports  on  Form  8-K                               14

Signatures                                                                    15

Certifications                                                                16


Item  1.


                                SENTICORE, INC.
                            F/K/A HOJO HOLDINGS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     BALANCE SHEET AS OF SEPTEMBER 30, 2004


                                     ASSETS
                                     ------

Current  Assets:
   Cash                                                           $          -
   Advances to affiliate                                               157,500
   Employee advances                                                    16,281
                                                                  ------------
      Total current assets                                             173,781

Property,  Plant  and  Equipment:
   Land                                                                141,000
   Furniture and fixtures                                                2,005
   Machinery and equipment                                               3,785
   Accumulated depreciation                                             (4,012)
                                                                  ------------
      Total property, plant and equipment                              142,778

Security deposits                                                        2,000
                                                                  ------------

      TOTAL ASSETS                                                $    318,559
                                                                  ============


LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)
------------------------------------------

LIABILITIES:
   Accrued payroll                                                $    158,618
   Excess of outstanding checks over bank balance                        2,973
   Stockholder loans payable                                             6,788
                                                                  ------------
      Total current liabilities                                        168,379

LONG-TERM  LIABILITIES:
   Notes payable                                                       686,475
                                                                  ------------

STOCKHOLDERS'  (DEFICIT):
   Preferred stock, $.001 par value, 20,000,000 shares authorized            -
   Common stock, - $.001 par value; 200,000,000 shares authorized;
   98,304,221 shares issued and outstanding                             98,304
   Additional paid-in capital                                        1,712,651
   Deferred stock and interest compensation                           (441,221)
  (Deficit) accumulated during the development stage                (1,906,029)
                                                                  ------------
      Total stockholders' (deficit)                                   (536,295)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $    318,559
                                                                  ============


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                 SENTICORE, INC.
                                            F/K/A HOJO HOLDINGS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                             STATEMENTS OF OPERATIONS

                                     For the three   For the three    For the nine    For the nine        For  the Period
                                     months  ended   months  ended    months ended    months ended        January 5, 1999
                                     September  30   September  30    September 30    September 30    (date of incorporation)
                                         2004            2003             2004            2003         to September 30, 2004
                                     -------------   -------------    ------------    ------------     ---------------------

REVENUE                                          -               -               -               -                     5,275

EXPENSES:
   Stock based compensation                249,680          15,000         876,045          15,000                 1,299,469
   Stock based interest                          -               -         141,420               -                   235,720
   Equity in loss of LLC                         -               -               -               -                   109,000
   Other S,G &A expenses                    94,998         109,122         454,798         112,704                   715,019
                                     -------------   -------------    ------------    ------------     ---------------------
      Total expenses                       344,678         124,122       1,472,263         127,704                 2,359,208
                                     -------------   -------------    ------------    ------------     ---------------------

      NET (LOSS)                          (344,678)       (124,122)     (1,472,263)       (127,704)               (2,353,933)
                                     -------------   -------------    ------------    ------------     ---------------------

Net (Loss) Per Share- Basic and Diluted     (0.004)          (0.00)         (0.021)          (0.00)
                                     =============   =============    ============    ============     =====================

Weighted Average Number of Shares
Outstanding - Basic and Diluted         96,558,971      13,406,700      71,745,589      14,605,300
                                     =============   =============    ============    ============     =====================


                       SEE NOTES TO FINANCIAL STATEMENTS.




                                                 SENTICORE, INC.
                                            F/K/A HOJO HOLDINGS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                            STATEMENTS OF CASH FLOWS

                                                                      For the nine    For the nine        For the Period
                                                                      months ended    months ended        January 5, 1999
                                                                      September 30    September 30    (date of incorporation)
                                                                          2004            2003         to September 30, 2004
                                                                      ------------    ------------     ---------------------


Cash  flows  from  operating  activities:
   Net Loss                                                             (1,472,263)       (127,704)               (2,353,933)

Adjustments to reconcile net loss to net cash used in operations:
   Depreciation                                                                191           1,027                     4,616
   Stock based compensation                                                876,045          15,000                 1,299,469
   Stock based interest                                                    141,420               -                   235,720
   Other stock based expenses                                              585,350               -                   669,808
   Loss in equity of LLC                                                         -               -                   109,000
   Advances to employees                                                   (16,281)              -                   (16,281)
   Increase in deposits                                                          -          (2,000)                   (2,000)
   Increase (decrease) in accounts payable and accrued liabilities        (106,179)        100,288                  (120,087)
                                                                      ------------    ------------     ---------------------
      Net cash provided by (used in) operating activities             $      8,283    $    (13,389)    $            (173,688)

Cash  flows  from  investing  activities:
   Purchases of property, plant and equipment                               (1,588)              -                    (6,597)
                                                                      ------------    ------------     ---------------------
      Net cash (used in) investing activities                               (1,588)              -                    (6,597)

Cash  flows  from  financing  activities:
   Proceeds from borrowings under note payable                             436,475               -                   686,475
   Repayments of note payable                                                    -               -                  (250,000)
   Advances (repayments) to affiliate                                     (157,500)         (6,457)                 (157,500)
   Advances from stockholder                                                81,000               -                   167,116
   Repayments to stockholder                                              (366,670)              -                  (366,670)
   Proceeds from issuance of common stock                                        -               -                    81,018
   Other capital contributions                                                   -          19,846                    19,846
                                                                      ------------    ------------     ---------------------
      Net cash provided by (used in) financing activities                   (6,695)         13,389                   180,285
                                                                      ------------    ------------     ---------------------

      Net increase in cash                                                       -               -                         -
                                                                      ============    ============     =====================

Cash, beginning of period                                                        -               -                         -
                                                                      ============    ============     =====================
Cash, end of period                                                   $          -    $          -     $                   -
                                                                      ============    ============     =====================


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

Basis  of  Presentation
-----------------------

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

Loss  Per  Share
----------------

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through September 30, 2004. Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Reclassifications
-----------------

Certain amounts in the September 30, 2004 financial statements have been reclassified to conform to the presentation in the 2003 financial statements.

Going  Concern
--------------

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit September 30, 2004. In addition, we have no revenue generating operations. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE  B  -  SIGNIFICANTSECOND  QUARTER  EVENTS

Notes  Payable
--------------

In the third quarter of 2004, we borrowed $69,988 from the following "The Nuteg [30,000] and from Richard Westfield [39,988].". The promissory note carries interest of prime plus 1.5% per annum and matures on June of 2005 at the end of the twelve month term.

At September 30, 2004, we owed $240,000 under a separate note payable requiring interest at 20% and payable within one year from the date of the note. The note is collateralized by 5,000,000 shares of our common stock; 2,500,000 of which are owned by our officers.

Stock  Based  Officer  Compensation

During the third quarter ended September 30, 2004 we issued 3,490,500 shares of our common stock for certain consulting services. We recognized $249,680 of stock based consulting expenses in the third quarter of 2004. These shares were recorded based on the closing Yahoo stock prices at the date of issuances.

During the second quarter ended June 30, 2004 we issued 666,667 shares of our common stock as potential partial consideration for a planned acquisition. The shares are still being held in escrow and will be returned to us if the acquisition is not consummated.

Also during the second quarter ended June 30, 2004 we issued 58,000,000 shares of our common stock as potential partial consideration for a planned acquisition. The shares are also still being held in escrow and will be returned to us if the acquisition is not consummated.

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

NOTE  D  -  SUBSEQUENT  EVENT

On November 19, 2004, a lawsuit was served against us from an individual in the Palm Beach County court system. It is for an amount of damages exceeding $15,000 for certain alleged non-performance. We will vigorously defend this case on the lack of merit on the plaintiff's side and expect a favorable outcome from the case.

The Company is not presently involved in any other pending legal proceedings that are not routine litigation incidental to its business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2004 and the statements of operations and cash flows as of and for the six months ended September 30, 2004 and 2003 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results  of  Operations
-----------------------

We did not generate any revenues during the three and nine months ended September 30, 2004 and 2003. Our respective net losses for the quarters ended
September  30,  2004  and 2003 were $344,678 and $124,122 (of which $249,680 and
$15,000 were non-cash compensation expenses), respectively. Our respective net losses for the nine months ended September 30, 2004 and 2003 were $1,472,263 and $127,704 (of which $876,045 and $15,000 were non-cash compensation expenses), respectively. Our stock based expenses increased significantly because we used our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs (e.g. we entered a lease for our operating facility in 2003) necessary to implement our planned principal operations.

Since our inception we have incurred approximately $2,353,933 of expenses; approximately $1,299,469 was stock based.

Liquidity  and  Capital  Resources
----------------------------------

Because we are a development stage enterprise, our operating and capital requirements have exceeded our cash flow generated by operations. During the period January 5, 1999 to September 30, 2004, we generated cash of approximately $6,695 for operating and investing activities. These cash outflows have been funded primarily by net borrowings under three notes payable and capital contributed of approximately $81,000.

Net cash (used in) financing activities for the nine months ended September 30, 2004 was $(6,695) as compared with net cash provided by financing activities of $13,389 for the nine months ended September 30, 2003. The increase in net cash used in financing activities is attributable to advances to affiliates in the nine months ended September 30, 2004 less the effects of borrowings on notes payable and repayments of shareholder loans

As a result of our limited operating history, and because we plan to merge with and/or acquire various operating businesses, we have limited meaningful historical financial data upon which to base planned operating expenses. However, we do not have enough cash to cover our operating expenses in the next twelve months. Accordingly, unless we are successful in consummating an acquisition with an operating company, and/or raising additional funds through private equity or debt placements, or public offerings of our stock, we will not be able to meet our cash needs for the next year, and investors may lose their entire investment.

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

Item  3.  CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive and Operating Officer, Jay Patel ("CEO") and Carl Gessner, our Chief Financial Officer and President In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART  II.  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     NONE

Item  2.  Changes  in  Securities

During the third quarter ended September 30, 2004 we issued 3,490,500 shares of our common stock for certain consulting services.

Item  3.  Defaults  Upon  Senior  Securities

     NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     NONE

Item  5.  Other  Information

On November 19, 2004, a lawsuit was served against us from an individual in the Palm Beach County court system. It is for an amount of damages exceeding $15,000 for certain alleged non-performance. We will vigorously defend this case on the lack of merit on the plaintiff's side and expect a favorable outcome from the case.

The Company is not presently involved in any other pending legal proceedings that are not routine litigation incidental to its business.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

31.1 Certification  Pursuant  to  Section  302
31.2 Certification  Pursuant  to  Section  302
32.1 Certification  Pursuant  to  Section  906  of  the  Sarbanes-Oxley Act 2002
32.2 Certification  Pursuant  to  Section  906  of  the  Sarbanes-Oxley Act 2002

(b)  Reports  on  Form  8-K.

On August 27, 2004 we filed Form 8-K for a change in our accountants. Such form is incorporated by reference herein.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     SIGNATURE                    TITLE                              DATE
------------------       ------------------------            -------------------
/s/  Jay  Patel                CEO  &  COO                   November  22,  2004
------------------       ------------------------            -------------------
/s/  Carl  Gessner       President, Treasurer,               November  22,  2004
                         Secretary, Director, CFO
------------------       ------------------------            -------------------