Form 10KSB
period 2004-12-31
SENTICORE INC
filed 2005-04-18
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 333-87111

SENTICORE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	11-3504866 (I.R.S. Employer Identification Number)

2410 Hollywood Blvd, Hollywood, FL 33020 (Address of principal executive offices) (Zip Code)	(954) 927-0866 (Telephone No.)

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

The aggregate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $5,941,667 as of April 15, 2005.

There were 147,798,963 shares outstanding as of April 15, 2005.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS SUMMARY OVERVIEW

    We were incorporated on January 5, 1999 under the laws of the state of Delaware originally as Hojo Holdings, Inc. and are in the development stage.

    We have two acquisitions that are pending and which have not closed, and one which has been consummated. The following pages discuss all three acquisitions in detail.

    First, on October 31, 2003, we, Smith Forestal, a corporation organized and existing under the laws of Costa Rica (“Forestal”), and the two shareholders of Forestal (the “Forestal Stockholders”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Forestal will merge with and into us, with the Forestal Stockholders receiving in the aggregate 6,308,287 shares of common stock and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us.

    The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, we and Forestal obtaining the written consent of a majority of our respective shareholders to approve the transactions contemplated by the Merger Agreement, as well as the satisfactory completion by each of us and Forestal of a due diligence investigation. The Merger is also conditioned on the delivery of a US GAAP certified audit of the asset by Smith Forestal. Our obligations to consummate the Merger are conditioned on, among other things, an affiliate of us being issued 1,200,000 shares of restricted common stock and 7,500 shares of Class A Voting Convertible Preferred Stock. Our obligations to consummate the Merger are further conditioned on, among other things, our receipt of an Opinion to the effect that the terms and conditions of the Merger are fair to our shareholders from a financial point of view.

    To date, the acquisition of Forestal has not been consummated. In connection with the acquisition, a Preliminary Information Statement on Schedule 14C was filed with the Commission on November 17, 2003. In a letter dated November 24, 2003, the staff declined to perform a detailed examination of the registration statement, and did not issue any comments thereon. It stated, among other things, that we should amend our Schedule 14C to include the audited financial statements of Forestal required by Schedule 14C, as well as pro forma statements and supporting notes in order to better explain the proposed acquisition. The staff suggested that we consider submitting a substantive amendment to correct the deficiencies or a request for withdrawal of the filing. We have not undertaken either alternative as of the date of this Offering Circular. However, it is having the audited financial statements of Forestal prepared in accordance with U.S. generally accepted accounting principles, and this is one of the suggestions contained in the Staff’s letter.

    On February 11, 2005, we filed an N-54 election to become a “business development company” within the meaning of Section 2(a)(48) of the Investment Company Act of 1940, as amended. This means that we have elected to be governed by, among others, the provisions of sections 55 through 65 of the Investment Company Act of 1940. Business development companies are regulated in a number of respects, one of the most important areas of regulation being the type of investments that they may make. For example, section 55 of the Investment Company Act of 1940 generally prohibits a business development company from acquiring assets unless at the time the acquisition is made, at least 70% of the value of its assets is invested in “eligible portfolio companies”. An eligible portfolio company is defined in Section 2(a)(46) as, among other things, any issuer who is organized under the laws of, and has a principal place of business in, any State or States. Forestal would not qualify as an “eligible portfolio company” since it is organized under the laws of Costa Rica. As a result, we would not be able to consummate the acquisition of Forestal pursuant to the Merger Agreement until such time as at least 70% of our total assets are comprised of companies that represent eligible portfolio companies. Accordingly, if Forestal represented less than 30% of the total value of our assets, and at least 70% of the value of its assets was invested in eligible portfolio companies, we could consummate the transaction contemplated by the Merger Agreement. It is important to note that we cannot guarantee or assure investors that we will ever be able to consummate the acquisition of Forestal and be in compliance with the provisions of Section 55 of the Investment Company Act. We do intend to continue to acquire additional eligible portfolio companies as a BDC, but there can be no assurance if or when the total value of its assets invested in eligible portfolio companies will be sufficient to enable it to consummate the acquisition of Forestal. In addition, there can be no guarantee that the shareholders of Forestal will not terminate the Merger Agreement in the event that no closing occurs.

    Second, on February 23, 2004, we, Westar South America S.A., a corporation organized and existing under the laws of Venezuela (“Westar”), and the two shareholders of Westar (the “Westar Stockholders”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which each share of common stock of Westar will be exchanged for 29,000,000 shares of common stock of the Registrant to be issued by us to the Westar Stockholders in a transaction designed to be tax-free pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Merger”). As a result of the Merger, Westar will become our wholly-owned subsidiary.

    The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions precedent to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, we and Westar obtaining the written consent of all of the members of their Board of Directors and holders of a majority of the outstanding shares of common stock to approve the transactions contemplated by the Merger Agreement. Such actions by written consent have been taken by the respective Board of Directors and shareholders, and, accordingly, the Merger Agreement and the Merger have been approved by all necessary corporate action. In addition, the Merger is conditioned on the satisfactory completion by each of us and Westar of a due diligence investigation. The Merger is also conditioned on the delivery of a US GAAP certified audit of the asset by Westar South America, S.A..

    To date, the acquisition of Westar has not been consummated. The parties have been waiting for Westar to deliver audited financial statements prepared in accordance with U.S. generally accepted accounting principles, which will be included as Item 9.01(a) to Current Report on Form 8-K which will be filed to report the consummation of the acquisition. We are in the process of having the audited financial statements of Westar prepared so this transaction may proceed, subject to the next paragraph.

    As disclosed above, on February 11, 2005, we filed an N-54 election to become a “business development company” within the meaning of Section 2(a)(48) of the Investment Company Act of 1940, as amended. This means that it has elected to be governed by, among others, the provisions of sections 55 through 65 of the Investment Company Act of 1940. Business development companies are regulated in a number of respects, one of the most important areas of regulation being the type of investments that they may make. For example, section 55 of the Investment Company Act of 1940 generally prohibits a business development company from acquiring assets unless at the time the acquisition is made, at least 70% of the value of its assets is invested in “eligible portfolio companies”. An eligible portfolio company is defined in Section 2(a)(46) as, among other things, any issuer who is organized under the laws of, and has a principal place of business in, any State or States. Westar would not qualify as an “eligible portfolio company” since it is organized under the laws of Venezuela. As a result, we would not be able to consummate the acquisition of Westar pursuant to the Merger Agreement until such time as at least 70% of our total assets are comprised of companies that represent eligible portfolio companies. Accordingly, if Westar represented less than 30% of the total value of our assets, and at least 70% of the value of its assets was invested in eligible portfolio companies, we could consummate the transaction contemplated by the Merger Agreement. It is important to note that we cannot guarantee or assure investors that it will ever be able to consummate the acquisition of Westar and be in compliance with the provisions of Section 55 of the Investment Company Act. We do intend to continue to acquire additional eligible portfolio companies as a BDC, but there can be no assurance if or when the total value of its assets invested in eligible portfolio companies will be sufficient to enable it to consummate the acquisition of Westar. In addition, there can be no guarantee that the shareholders of Westar will not terminate the Merger Agreement in the event that no closing occurs.

     Third, on December 5, 2004, we executed and closed on a Plan of Exchange (the "Agreement"), between and among us, Jack E. Owens, a citizen and resident of Orange County ("Owens"), and Silver Star Capital Investors, LLC, a Florida limited liability company (“SCI”) controlled by Owens.

      Pursuant to and at the closing of the Agreement, SCI exchanged its 50,000,000 common shares of Pokerbook Gaming Corporation ("POKG"), a corporation traded on the Over-the-Counter pink sheets, for 10,000,000 of our shares. As a result of the exchange, we own approximately 79% of the issued and outstanding shares of POKG.

     POKG is engaged in the on-line gaming industry and conducts world poker tournaments for not-for-profit organizations. Note that the acquisition of this company involved the issuance of 10,000,000 common shares to Silver Star Capital Investors, LLC at a stock price of $.10 per share at the date of issuance. This $1,000,000 fair value stock issuance to an unrelated party generated goodwill in the amount of $908,759 in the accompanying audited balance sheet at December 31, 2004.

     The closing of the Agreement had several important consequences for us. First, we own 50,000,000 shares of common stock, or 79%, of the POKG which has resulted in a change of control for POKG. Second, we have appointed new directors to the Board of Directors of POKG, such that a majority of the directors of POKG have changed.

    Inasmuch as POKG is the sole portfolio company which we are currently invested in, what follow is a description of the on-line gaming and related world poker industry, and the operations of POKG. As discussed later on, our investment plans include an expansion of our operations into the on-line gaming industry.

ON-LINE GAMING AND RELATED WORLD POKER INDUSTRY OVERVIEW:

The Company

PokerBook Gaming Corporation (“PokerBook”) was formed on May 17, 2002, as a Florida corporation. PokerBook is in the business of marketing and distributing turnkey on-line poker gaming software and marketing the www.pokerbook.com as an Internet gaming and informational portal. In addition, PokerBook is managing and marketing the www.pokerbook.com as an Internet poker card room and casino site for the benefit of charitable organizations.

Operations

    PokerBook Gaming Corporation is a distributor of Internet poker room gaming software and marketing. PokerBook has secured the master world wide rights to market the www.pokerbook.com web-site for on-line gaming and the master world wide rights to market Digital Dynamics Inc.’s HTML and FLASH based multi-player poker, casino, and bingo software.

    PokerBook Gaming Corporation is actively working towards establishing www.pokerbook.com as a leading Internet brand name for gaming software. PokerBook is also utilizing its marketing potential and its widely recognized domain to position itself as one of the foremost Internet gaming portals.

     PokerBook Gaming Corporation has no intention of owning or operating any Internet gaming operation but will act exclusively as marketing agents and software licensor in order to sell casino, bingo, sports betting, and multi-player poker software. PokerBook will derive its revenue from selling gaming software licenses and from on going monthly support fees from licensees operating their own casinos, sports books, and multi-player poker card rooms. Revenue will also be generated from marketing fees, advertising, banner sales and
e-commerce affiliations.

    PokerBook is building up a strong infrastructure to achieve its objectives to become one of the leading gaming licensors on the Internet and expects to become a major Internet software supplier within the next two years.

Election to Become a BDC

    Senticore has elected to be regulated as a “business development company or “BDC” under the Investment Company Act of 1940. This means that we operate as a publicly traded, closed-end investment company which, because of its election, can raise money in the public sector and invest in the private sector.

    We plan to make investments into small, developing portfolio companies. Because the companies being financed are typically developmental stage businesses, we will be required to make available our management expertise to the portfolio company. Investments can be made in virtually any form including debt, equity, cash, real property, or simply management.

    Our business plan is to make strategic investments in cash-flow positive businesses in various industries with strong perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, Senticore will prefer to make investments in companies where it can acquire at least 51% ownership interest in the outstanding capital of the portfolio company.

    As a BDC, we are now required to have at least 70% of our assets in “eligible portfolio companies.” It is stated in the Investment Committee charter that we will endeavor to maintain this minimum asset ratio.

INTERNATIONAL

    We do not currently have any international operations.

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

    We do not presently maintain any direct patents, trademarks or trade names, however, we our subsidiaries may have rights to their own patents, trademarks or trade names. Due to the nature of business, it is not presently anticipated that we will benefit from such protection.

GOVERNMENT REGULATION

    Aside from regulation associated with our status as an investment company under the Investment Company Act of 1940, and its status as a 1933 Act filer, we are not subject to any additional government regulation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

    As of April 15, 2005, the Company employed a total of five full time employees, all of which are in an administrative position.

    The Company may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance that we will be able to obtain new qualified employees when required.

    The Company believes its relations with its employees and independent contractors are good.

INSURANCE

    We do not carry director and officer liability insurance, but Delaware law provides for indemnification of a company’s officers and directors under certain circumstances (see Indemnification, below). We are exploring the possibility of obtaining surety bonds covering its officers and directors.

We do not carry any additional insurance.

Controls and Procedures

(a) On December 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

 ITEM 2.  PROPERTIES

FACILITIES

We lease our executive offices with 2,000 square feet for administration at 2410 Hollywood Boulevard, Hollywood, Florida 33020 for approximately $2,000 per month. We consider these facilities to be adequate for its requirements for the immediate future. This noncancelable lease expires in December, 2005.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In the fourth quarter, the majority of the shareholders voted to approve our issuances of common stock to various officers, directors and outside consultants for services received.

Part II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "SNIO". As of April 15, 2005 there were 147,798,963 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock.

	Low	High
2002
Quarter Ended March 31, 2003	$0.01	$0.02
Quarter Ended June 30, 2003	$0.02	$0.13
Quarter Ended September 30, 2003	$0.02	$0.08
Quarter Ended December 31, 2003	$0.04	$0.36

2004
Quarter Ended March 31, 2004	$0.08	$0.21
Quarter Ended June 30, 2004	$0.04	$0.11
Quarter Ended September 30, 2004	$0.04	$0.15
Quarter Ended December 31, 2004	$0.07	$0.17

2005
Period Ended April 15, 2005	$0.05	$0.12

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Hill Thompson Magid, Schwab Capital Markets, Knight Securities, Wien Securities and M.H. Meyerson & Co.

Holders. As of April 15, 2005 there were approximately 850 stockholders of record of our common stock.

(a) Dividends. We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. The Board of Directors have however approved and announced a dividend distribution of shares obtained from a Joint Venture transaction with AdZone Research. The shares have been received from AdZone, but the company awaits AdZone’s registration of these shares prior to their distribution.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed. We are presently a development stage company. We cannot predict to what extent our liquidity and capital resources will be diminished. The continuation of our business is dependant upon our ability to obtain adequate financing arrangements and engage in future profitable operations.

Our Operations During 2004

2004 was the first complete year the Company operated as a holding company since its restructuring in 2003. The business of the Company is to identify, evaluate, and acquire development stage companies with an eye towards profiting by spinning them off as independent publicly traded companies or a sale to a larger company within the same space.

We have identified two sectors during 2004 which we intend to have a presence in: natural resources and the Intenet. More specifically, we have concentrated on timber and gaming. Both are high growth industries with increasing annual demand around the world.

We evaluated, identified, and signed agreements to acquire two potential Target Businesses within the timber industry during the fourth quarter of 2003 and during the first quarter of 2004. Forms 8-K was filed for both transactions, and Form 14-C was filed for the Smith Forestal acquisition, with the Commission and we still await approval of the proposed transaction. A description of both transactions is discussed above in Part 1, Item 1.

Any common shares that have already been issued can, and will be, canceled in the event audited financial statements, acceptable to the Securities and Exchange Commission, are not delivered to us. Any cancellation of common shares will thus decrease the outstanding float and increase the share ownership percentages of each shareholder.

In addition, we also identified a prime acquisition candidate in the gaming sector and subsequently signed agreements to acquire PokerBook Gaming Corporation of Orlando, FL during the fourth quarter of 2004. A description of the transaction is discussed in detail above, in Part 1, Item 1.

Planned Operations for 2005

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

Since PokerBook is our only operating subsidiary currently, we will initially focus on growing those operations in 2005.

In addition, we intend to identify, evaluate and acquire other suitable companies for the holding company in our effort to further diversify our holdings and fuel our growth by acquisition.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

REVENUES

We had no revenues in 2004 and in 2003. Our principal expense for the past two years has been stock based compensation for professional fees, etc. of $2,107,417 and $373,424 in 2004 and 2003, respectively. We incurred a net loss of approximately $2,544,317 during the year ended December 31, 2004 and a net loss of $719,935 for the year ended December 31, 2003. The increase in the net loss is attributable to the increase in the aforementioned professional fees in 2004 compared to 2003, less equity in loss of the subsidiary of $109,000 in 2003 compared to $-0- in 2004 and $141,420 in stock based interest in 2004 compared to $94,300 in 2003.

ASSETS AND LIABILITIES

Total assets as of December 31, 2004 and 2003 were $1,217,097 and $143,584, respectively while total liabilities were $1,262,727 and $807,908, respectively. Our stockholders' deficit was $45,630 at December 31, 2004 compared to $664,324 at December 31, 2003. The decrease in stockholders’ deficit is attributable mainly to the above mentioned acquisition of PokerBook for $1,000,000 worth of common stock. The excess of the net assets purchased generated goodwill in the amount of $9908,759, thus the increase in assets in 2004 compared to 2003.

Presently, we are not in a position to meet our cash requirements for the remainder of our fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

We may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating costs. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses. In the event we can no longer borrow funds from management, and we elect to raise additional capital we expect to do so through the private placement of restricted securities rather than through a public offering.

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

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of its business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past two years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

ITEM 7 - FINANCIAL STATEMENTS:

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2004 and for the two years ended December 31, 2004.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Senticore, Inc.

I have audited the accompanying consolidated balance sheet of Senticore, Inc. formerly known as Hojo Holdings, Inc., a development stage company (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company is in the development stage, has suffered recurring losses, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC
April 13, 2005

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Senticore, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has recurring losses from operations, working capital and stockholders' (deficits) and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------------
Stark Winter Schenkein & Co., LLP

April 17, 2004
Denver, Colorado

SENTICORE, INC. AND SUBSIDIARIES
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004
Assets
Current assets
Advances	$189,000
Other Assets	5,867
Total Current assets	194,867

Property plant and equipment

Furniture, fixtures, and equipment	5,789
Computer software	130,000
Less: accumulated depreciation	(24,318)
Total Property plant and equipment	111,471

Other assets
Security deposits	2,000
Goodwill	908,759
Total Other Assets	910,759

Total Assets	$1,217,097

Liabilities and Stockholders' Deficit

Current liabilities
Accounts Payable and other current liabilities	$279,069
Stockholders loans payable	314,058
Total Current liabilities	593,127

Long-term liabilities
Notes payable	669,600

MINORITY INTEREST IN SUBSIDIARY

Stockholders' Deficit
Preferred stock, $0.01 par value, 20,000,000 shares authorized	-
Common stock, $.001 par value; 200,000,000 shares authorized;
124,030,591 shares issued and outstanding	124,031
Additional paid in capital	3,571,276
Deferred stock and interest compensation	(314,950)
Deficit accumulated during the development stage	(3,425,987)
Total Stockholders' Deficit	(45,630)

Total Liabilities and Stockholders' Deficit	$1,217,097

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenue	$-	$-

Expenses:
Stock based compensation	2,107,417	373,424
Stock based interest	141,420	94,300
Loss in equity of LLC	-	109,000
Other selling, general and administrative expenses	289,480	143,211
Total expenses	2,538,317	719,935

Net loss from operations	(2,538,317)	(719,935)

Loss from sale of land	(6,000)	-

Net Loss	$(2,544,317)	$(719,935)

Net (loss) per share-
basic and fully diluted	$(0.02)	$(0.05)
Weighted average shares outstanding	103,715,886	14,156,400

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net Loss	$(2,544,317)	$(719,935)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	19,893	1,027
Loss on disposal of property	6,000	-
Loss in equity of LLC	-	109,000
Stock based compensation	2,107,417	467,724
Stock based interest	141,420	-
Other stock based expenses	914,174	-
(Increase) decrease in other assets	(5,867)	(2,000)
Increase (decrease) in accounts payable and accrued liabilities	8,919	44,553

Net cash provided by (used in) operating activities	647,639	(99,631)

Cash flows from investing activities:
Goodwill	(908,759)	-
Software received in purchase of Pokerbook	(130,000)	-
(Purchases) of property, plant and equipment	(780)	-

Net cash (used in) investing activities	(1,039,539)	-

Cash flows from financing activities:
Proceeds from borrowings under note payable	419,600	250,000
Repayments under note payable	-	(250,000)
Proceeds from sale of land	135,000	-
Advances (repayments)	(189,000)	-
Advances from stockholder	26,300	44,035
Proceeds from issuance of common stock	-	35,750
Capital contribution	-	19,846
Net cash provided by (used in) financing activities	391,900	99,631

Net increase in cash	-	-

Beginning balance of cash	-	-

Ending balance of cash	$-	$-

SUPPLEMENTAL INFORMATION:
Non-Cash Financing Activities:

Issuance of 10,000,000 common shares for purchase of 79%
of Pokerbook Gaming	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series A	Series A
	Common	Common	Preferred	Preferred	Additional	Deferred Stock
	Shares	Stock	Shares	Stock	Paid-in	and Interest	Retained
	(000's)		$(000's)		$Capital	Compensation	Deficit

Balances, December 31, 2002	14,400	$14,400	-	$-	$117,100	$-	$(161,735)

Shares canceled	(1,140)	$(1,140)	-	-	1,140.00	-	-

Capital contribution	-	-	-	-	19,846	-	-

Stock based consulting - option	-	-	-	-	60,000	-	-

Issuance of stock for cash	500	500	-	-	35,250	-	-

Issuance of stock for services	1,055	1,055	-	-	152,145	(79,250)	-

Issuance of stock for interest and collateral	4,800	4,800	-	-	127,200	(235,700)	-

Issuance of stock for acquisition	8,425	8,425	-	-	(8,425)	-	-

Issuance for other reason, then canceled	12,000	12,000	-	-	(12,000)	-	-

Net (loss) for the year	-	-	-	-	-	-	(719,935)
Balances, December 31, 2003	40,040	$40,040	-	-	$492,256	$(314,950)	$(881,670)
Shares canceled	(12,000)	(12,000)	-	-	-	-	-
Issuance of stock for services	21,841	21,841	-	-	2,107,417	-	-
Issuance of stock for interest, notes payable, and acquisitions	74,150	74,150.00	-	-	971,603	-	-
Net (loss) for the year	-	-	-	-	-	-	(2,544,317)
Balances, December 31, 2004	124,031	$124,031	-	$-	$3,571,276	$(314,950)	$(3,425,987)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Senticore, Inc. f/k/a Hojo Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on January 5, 1999. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established.

In April 2003, the holders of a majority of the Company are issued and outstanding shares approved the amendment to our articles of incorporation to provide for the authorization of 10,000,000 shares of preferred stock. In addition, on November 3, 2003, our Board of Directors announced a three for one stock split of our common stock for each share of common stock held as of November 28, 2003. The shareholders also approved an increase in the total number of common shares authorized from 20,000,000 to 200,000,000 shares. As a result of the above, all references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split and increase in number of shares authorized as though all such changes had been completed as of January 5, 1999 (date of incorporation). The company initially intended to become an internet professional services firm specializing in high-end web site development, however for various reasons, the Company’s board decided that it was in the best interests of the shareholders to seek other opportunities by merging and/or acquiring other companies.

Issuance and Sales of Common Shares
During the periods covered by these financial statements and subsequent thereto the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the issuance and sales did not involve a public offering of its securities and that the Company did not comply with the “safe harbor” exemptions from registration, the Company could be liable for rescission of the sales and/or issuances if such exemptions were found not to apply and this could have a material negative impact on the Company’s financial position and results of operations.

Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition
The Company recognizes revenue when services are provided or products are shipped and presented net of returns.

Comprehensive Income (Loss)
The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements.

Net Loss per Common Share
Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable
Accounts deemed uncollectible are written off in the year they become uncollectible.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Impairment of Long-Lived Assets
The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition and consolidated cash flows.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt the SFAS on January 1, 2004.

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have an impact its financial statements once adopted on January 1, 2004.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”—an amendment to SFAS No. 123 (SFAS No. 148), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosures provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004 is summarized as follows:

Cash paid during the years for interest and income taxes:

                                                                    2004
Income Taxes           $ ---
Interest                     $ 2,474

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION (CONT.)

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

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE C—INCOME TAXES (CONT.)

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2004 is as follows:

Total deferred tax assets                    $96,000
Valuation allowance   (96,000)

Net deferred tax asset         $ ----
                                                                                               =======

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2004 and 2003 is as follows:

Income tax computed at the federal statutory rate    34%
State income taxes, net of federal tax benefit                                        4%
Valuation allowance                                                                              (38%)
Total deferred tax asset                                                                            0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards in the amount of approximately $2,544,000 which expire at various times through the year 2025.

NOTE D—GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. During 2004, the Company had a net loss of $2,544,317, a net deficiency of $3,425,987 and a net working capital deficit of $398,260. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company plans to continue to fund the operating expenses through issuance of common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that the Company will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E—SALE OF INVESTMENT IN LAND

In July 2003, the Company purchased a 60% interest in Ecats Development, LLC (the “LLC”) from an entity related to the Company by virtue of one of our officer’s ownership interest. As consideration, the Company issued a 6% note payable for $250,000. The note was paid in November 2003, the LLC was dissolved, and the Company received twenty residential lots located in Sebring, Florida in exchange for the LLC interest. The lots had a cost of approximately $141,000 at the date of the dissolution, and accordingly the expenses included a $109,000 charge representing the reduction in value of the investment. In October of 2004, the twenty lots were sold to BC Home Ventures Ltd. for $135,000. The Company recognized a $6,000 loss on the sale of these lots.

NOTE F—ACQUITISITONS

On December 5, 2004, the Company entered into an agreement to acquire 79% of the issued and outstanding shares of Pokerbook Gaming Corporation (“Pokerbook”). Pokerbook exchanged 50,000,000 of its common shares for 10,000,000 shares of the Company’s shares. The 79% ownership of Pokerbook stock by the Company will result in a change of control.

During the second quarter, the Company issued 58,000,000 shares of its common stock as potential partial consideration for a planned acquisition of Westar SA, a sawmill and timber plantation in Venezuela. The shares are being held in escrow and will be returned to the Company if the acquisition is not consummated.

During the first quarter of 2004, the Company issued 10,500,000 shares to certain owners of Smith-Forestal; an entity that the Company anticipates acquiring. If the acquisition is not consummated, the shares will be returned to the Company.

NOTE G—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2004 and 2003.

NOTE H—EQUITY

During 2004, the Company issued 94,991,130 common shares—21,840,924 for compensation services and 74,150,206 for interest, collateral on notes payable, and acquisitions. The Company canceled 12,000,000 common shares that were outstanding at December 31, 2003 as the consulting agreement giving rise to the issuance of these shares was terminated and canceled before services were rendered.

NOTE I--NON-QUALIFIED STOCK COMPENSATION PLAN

In February 2004, the Company’s Board of Directors approved the 2004 Non-Qualified Stock Option Plan (the “Plan”). The Plan permits the following separate types of grant:

--Options may be granted to purchase shares of our common stock,
--Stock awards may be granted, and
--Opportunities to make direct purchases of our stock may be authorized.

The initial number of shares which could be issued under the Plan was 5,000,000. In March 2004, the Plan was amended to provide for the issuance of an additional 7,500,000 shares of the Company’s stock. If any option granted under the Plan terminates or expires for any reason without having been exercised in full, or if the Company reacquires any non-vested shares issued pursuant to awards or purchases as mentioned above, the un-purchased shares subject to such options, or such non-vested shares reacquired shall again be available for grants of stock rights under the Plan. The Company’s Board of Directors shall administer the Plan, and determine the purchase price per share of the common stock deliverable upon exercise of an option.

NOTE J—NOTES PAYABLE

Notes payable at December 31, 2004 consist of the following:

Secured note payable to a related party.
Bearing 5% interest.                                                                                       $250,000

Secured note payable to an unrelated party
Bearing 0% interest.                                                                                         250,000

Secured note payable to an unrelated party.
Bearing 3.5% interest                                                                                       129,600

NOTE J—NOTES PAYABLE (CONT.)

Secured note payable to an unrelated party.
Bearing 18% interest.                                                                          40,000

Total                                                                                                   $669,600

NOTE K—SUBSEQUENT EVENTS

In February 2005, the Company filed for Business Development Corporation status with the SEC under the Investment Act of 1940.

In conjunction with the Company’s acquisition of Pokerbook in December 2004, the Company announced its intention to sponsor the Pokerbook Charity Tour wherein tournaments will be held for the benefit of various charities. The first is to be a benefit for the children of the Christmas Asian Tsunami. The date of the benefit is to be announced, but it will likely occur in the 2nd quarter of 2005.

In 2004 the Company issued 666,667 shares of its common stock as potential partial consideration for a planned acquisition of a hockey team franchise of the World Hockey Association. The shares are being held in escrow and will be returned to the Company if the acquisition is not consummated. In 2005, the Company has exited the World Hockey Association and has no further interest in the league.

In January 2005, a funding arrangement was made with Mammoth Corporation for $75,000. The debt has already been retired.

NOTE L—OTHER COMMON STOCK TRANSACTIONS

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

NOTE L—OTHER COMMON STOCK TRANSACTIONS (CONT.)

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

NOTE L—OTHER COMMON STOCK TRANSACTIONS (CONT.)

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

At December 31, 2003, outstanding common shares include 12,000,000 shares that were canceled subsequent to such date. We had instructed our transfer agent to issue these shares in 2003 as we anticipated entering a financing arrangement, however no agreement was entered into, and no expense was applicable.

During the year ended December 31, 2003, we canceled 1,140,000 shares of common stock that had been previously reflected as outstanding because the related consideration was never paid for the shares.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Effective August 18, 2004, the client-auditor relationship between Senticore, Inc. and Stark Winter Schenkein & Co., LLP, ("Stark") ceased as the former accountant resigned. On August 18, 2004, we engaged Traci J. Anderson, C.P.A ("Anderson") as our principal independent public accountant to audit our financial statements. The decision to change accountants was approved by our board of directors. Stark had served as our auditor since March 9, 2004.

Anderson is succeeding Stark. Stark audited our balance sheet as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. Stark's report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern.

We had no disagreements with Stark during the engagement. Prior to the engagement of Anderson, we did not discuss any application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by Anderson.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Annual Report to Shareholders are as follows:

NAME	AGE	POSITION

Jay Patel	33	Chief Executive Officer and Chief Operating Officer
Carl Gessner	58	President/Chief Financial Officer/Secretary/Treasurer/Director

Carl A. Gessner, President, Chief Financial Officer, Secretary, Treasurer, Director

    Carl A. Gessner has a quarter century of business experience as well as more than a decade of service in law enforcement in his native New Jersey. From 1982 to 1995, he worked as a realtor in New Jersey and Florida. From 1995 to 1997, he served as business manager of two sister financial services firms: The Wall Street Money center and the Wall Street Money Management Group in Boca Raton, Florida, where he was responsible for budgeting, purchasing, payroll, human resources and other day-to-day office functions. In 1997, he was promoted to Financial Operations Principal, a position he held until May of 1999. In that position, he was responsible for all operations and financial reporting functions, including service as compliance officer for both firms. He became Chief Compliance Officer for Traderight Securities in May, 2001, where he served until his promotion to Vice-President in 2002. Carl Gessner joined Senticore, Inc. in 2003 and became its first President, a position he continues to hold. When Senticore acquired Pokerbook Gaming Corporation in December, 2004, Gessner became President of that firm also. He holds a degree in Business Administration from Rider College in Lawrenceville, NJ having graduated in 1968.

Jay R. Patel, Chief Executive and Operating Officer, Director

    Jay Patel has been a licensed professional and principal of a brokerage firm in the securities industry for over a decade. During the past five years Mr. Patel owned and operated TradeRight Securities based in southern Florida. TradeRight’s primary focus included proprietary trading. Throughout his career, Mr. Patel has specialized in investment banking and trading, including systems, software and analysis. He has managed or owned active trading firms offering direct access trading to both professional traders and active retail accounts. Through an investment banking transaction, Mr. Patel originally assisted the new management team acquire Senticore, Inc. Upon selling his interest in TradeRight Securities in 2003, Mr. Patel has joined the Senticore executive team full time, and today, he directs all of his focus towards making Senticore a successful public holding company. Mr. Patel majored in Finance and Economics at the University of Illinois in Chicago.

Committees of The Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors intends to establish various committees during the current fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004 and 2003 paid to Carl Gessner and Jay Patel, our current officers. No other executive officers received compensation during the fiscal year ended December 31, 2004 or 2003.

Summary Compensation Table

Name and Position	Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
		(1)	(2)	(3)	(4)
Carl Gessner, President	2004 2003	$75,000 $62,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Jay Patel, Chief Executive Officer	2004 2003	$125,000 $120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)	The dollar value of base salary (cash and non-cash) received.
(2)	The dollar value of bonus (cash and non-cash) received.
(3)
During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	Issuances of restricted stock for services rendered. These shares were valued at the then average bid-ask price.

Retired Chairman of the Board, Rohit Patel, received no compensation in 2002. He was paid in S-8 stock for 2003 in a sum equivalent to $125,000 per annum. He retired as of November 30, 2004.

EMPLOYMENT AGREEMENTS

There are no employment agreements between us and any of our management.

Indemnification

    Under Delaware law, a corporation may indemnify its officers, directors, employees and agents under certain circumstances, including indemnification of such person against liability under the Securities Act of 1933, as amended. Section 78.037 of the Delaware Revised Statutes and Senticore, Inc.'s Articles of Incorporation and Bylaws provide that a director of this corporation shall not be personally liable to the corporation or its stockholders for monetary damages due to breach of fiduciary duty as a director except for liability (a) for acts or omissions not in good faith which involve intentional misconduct, fraud or a knowing violation of law; or (b) for the payments of distribution in violation of Delaware Revised Statute 78.300.

    The effect of these provisions may be to eliminate the rights of Senticore and its stockholders (through stockholders' derivative suit on behalf of Senticore) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) - (b) of the preceding paragraph. Further, Section 78.752 of Delaware Revised Statutes permits a corporation to purchase and maintain liability insurance on behalf of its officers, directors, employees and agents. Senticore does not maintain such liability insurance.

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

BENEFICIAL OWNERSHIP (1)

NAME AND ADDRESS	SHARES	PERCENT

Jay Patel (1) (2)	2,926,277	2.0%

Carl Gessner (1) (2)	1,637,772	1.2%

All directors and executive officers as a group (2 persons)	4,465,049	3.2%

(1)  Under Rule 13d-3, a beneficiary owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:  (1) voting power, which includes the power to vote, or to direct the voting shares; and (ii) investment power, which includes the power to  dispose or direct the disposition of shares.

(2)  All officers and directors can be contacted at the Company’s principal place of business located at 2410 Hollywood Blvd, Hollywood, Florida  33020.

ITEM 12- CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

The following information pertains to all transactions during the last two years, or proposed transactions, to which we were or are to be a part, in which any of our former or current officers or directors, or nominees for appointment as an officer or director, any material shareholder listed above and any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

We recognized $200,000 and $235,500 of employee compensation during the respective years ended December 31, 2004 and 2003. We believe these amounts represent the fair value of services provided to us by our officers during these years.

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

On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered). At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

•	300,000 warrants to purchase shares of our common stock at a price of $.50 per share at any time through November 16, 2008.
•	A financing fee equal to 10% of any indebtedness or equity we issue and/or obtain as a result of this consultant’s efforts and/or relationships.
•
A quarterly finder’s fee ranging from 5 to 1% of any gross revenues we generate through or as a result of a introduction we receive through this consultant’s efforts. The fee starts at 5% and is reduced as sales dollars increase.

•	A transaction fee ranging from 5 to 1% of any merger, acquisition, joint venture, private placement or other similar transaction we enter through this consultants’ efforts.

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

In July 2003, we purchased a 60% interest in Ecats Development, LLC (the “LLC”) from an entity related to us by virtue of one of our officer’s ownership interest. As consideration, we issued a 6% note payable for $250,000. The note was paid in November 2003, the LLC was dissolved, and we received twenty residential lots located in Sebring, Florida in exchange for the LLC interest. The lots had a cost of approximately $141,000 at the date of the dissolution, and accordingly the expenses included a $109,000 charge representing the reduction in value of the investment. In October of 2004, the twenty lots were sold to BC Home Ventures Ltd. for $135,000. We recognized a $6,000 loss on the sale of these lots in the accompanying audited statements of operations.

We have not entered into any type of employment agreement or other compensation program or other agreement with any current officer or director and do not expect that we will enter into such agreement until we consummate a business acquisition.

In December of 2004, we issued 10,000,000 shares of restricted shares to Silver Star Capital Investors, Inc for the purchase of 50,000,000 shares of PokerBook Gaming Corp., and a controlling interest.

In December of 2004, we issued 1,363,700 shares to AdZone Research per the terms of an Exclusive Marketing Rights and Joint Venture Agreement. As a related fee to the same Agreement, we received 882,353 restricted shares from AdZone. Upon the registration being complete, these shares will be distributed to our shareholders of the announced dividend record date.

In December of 2004, we issued 1,363,700 shares to Circle Group Holdings to obtain Exclusive Marketing Rights for their proprietary Z-Bind adhesive product used within the timber industry.

For the above mentioned items, we relied on Section 4(2) of the Securities Act for an exemption in issuing these shares, since the purchasers were our offerees and had full access to our information, and were knowledgeable about us and the investment, they were sophisticated, had the financial means to bear the risk of the investment, and the transaction was a private one and the shares were marked with a restrictive legend.

To the best knowledge of the issuer, no unregistered securities of the issuer were sold within one year prior to the filing of this notification by or for the account of any person who at this time was a director, officer, or principal security holder of the issuer, or was an underwriter of any securities of the issuer.

As discussed in greater detail in Part 1, Item 1 above, on December 5, 2004, we entered into an agreement to acquire 79% of the issued and outstanding shares of Pokerbook Gaming Corporation (“Pokerbook”). Pokerbook exchanged 50,000,000 of its common shares for 10,000,000 shares of our shares. The 79% ownership of Pokerbook stock by us resulted in a change of control.

During the second quarter, we issued 58,000,000 shares of our common stock as potential partial consideration for a planned acquisition of Westar SA, a sawmill and timber plantation in Venezuela. The shares are being held in escrow and will be returned to us if the acquisition is not consummated.

During the first quarter of 2004, we issued 10,500,000 shares to certain owners of Smith-Forestal; an entity that we anticipate acquiring. If the acquisition is not consummated, the shares will be returned to us.

In February 2004, we commenced the 2004 Non-Qualified Stock Option Plan (the “Plan”). The Plan permits the following separate types of grant:

-Options may be granted to purchase shares of our common stock,

-Stock awards may be granted, and

-Opportunities to make direct purchases of our stock may be authorized.

The initial number of shares which could be issued under the Plan was 5,000,000. In March 2004, the Plan was amended to provide for the issuance of an additional 7,500,000 shares of our stock. If any option granted under the Plan terminates or expires for any reason without having been exercised in full, or if we reacquire any non-vested shares issued pursuant to awards or purchases as mentioned above, the un-purchased shares subject to such options, or such non-vested shares reacquired shall again be available for grants of stock rights under the Plan. The Board of Directors shall administer the Plan, and determine the purchase price per share of the common stock deliverable upon exercise of an option.

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

31.2.               Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1.                                                                            Section 1350 Certifications of Chief Executive Officer

32.2.               Section 1350 Certifications of Chief Financial Officer

*    Previously filed with the Securities and Exchange Commission and incorporated by reference

(b)   Reports on Form 8-K

During 2004, we filed 8-K’s disclosing the following:

On February 23, 2004, the Registrant, Westar South America S.A., a corporation organized and existing under the laws of Venezuela ("Westar"), and the two shareholders of Westar (the "Westar Stockholders"), executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which each share of common stock of Westar will be exchanged for 29,000,000 shares of common stock of the Registrant to be issued by the Registrant to the Westar Stockholders in a transaction designed to be tax-free pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, Westar will become a wholly-owned subsidiary of the Registrant.

Effective January 13, 2004, the client-auditor relationship between Senticore, Inc. (the "Company") and Kingery, Crouse & Hohl, P.A., ("Kingery") ceased as the former accountant resigned. On March 9, 2004, the Company engaged Stark Winter Schenkein & Co., LLP, ("Stark") as its principal independent public accountant to audit the Company's financial statements. The decision to change accountants was approved by the Company’s board of directors. Kingery had served as the Company's auditor since inception on January 5, 1999.

On August 18, 2004, the Registrant engaged Traci J. Anderson, C.P.A. as its independent auditor. The decision to appoint the new independent accountant was recommended and approved by the Registrant's Board of Directors. As previously filed in a Form 8-K on March 10, 2004, the Registrant disclosed the resignation of Kingrey, Crouse, & Hohl, P.A. as independent accountants and announcing the engagement of Stark, Winter, Schenkein & Co. LLP. Effective August 25, 2004, the client-auditor relationship between the Company and Stark, Winter, Schenkein & Co. LLP also ceased as the Company dismissed this accountant.

On December 5, 2004, the Registrant executed a Plan of Exchange (the “Agreement"), between and among the Registrant, Jack E. Owens, a citizen and resident of Orange County ("Owens"), and Star Capital Investors ("SCI"), LLC, a Florida Limited Liability Corporation controlled by Owens. Pursuant to and at the closing of the Agreement, SCI will exchange their 50,000,000 common shares of Pokerbook Gaming Corporation ("POKG"), a corporation traded on the Over-the-Counter pink sheets, for 10,000,000 shares of the Registrant. Upon completion of the exchange, the Registrant will own approximately 79% of the issued and outstanding shares of POKG.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditors, Traci J. Anderson, CPA ("Anderson") and Stark, Winter, Schenkein & Co. (“Stark”) for our audits of the annual financial statements for the years ended December 31, 2004 and 2003, and all fees billed for other services rendered by Anderson and Stark during those periods.

Year Ended December 31	2004		2003
	Anderson		Stark*
Audit Fees (1)	$ 7,500	(2)	$ 4,000	(3)
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		475
All Other Fees (4)	2,500		4,950
Total Accounting Fees and Services	$10,000		$9,425

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

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Anderson and Stark were pre-approved by our Board of Directors.

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

SENTICORE, INC.:

April 15, 2005	/s/ JAY PATEL
Jay Patel, /CEO and COO

April 15, 2005	/s/ CARL GESSNER
Carl Gessner, President/Treasurer/Secretary/Director/CFO