Form 10QSB
period 2005-03-31
SENTICORE INC
filed 2005-05-25
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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
YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 25, 2005.

                                                                                                      147,798,963  Common Shares
                                     -0-        Preferred Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)

Index

Item 1.

Senticore, Inc. f/k/a Hojo Holdings, Inc (A Development Stage Enterprise) BALANCE SHEET AS OF MARCH 31, 2005

ASSETS

Current Assets:
Cash	$855
Advances to affiliate	189,000
Total current assets	189,855

Property, Plant and Equipment:
Furniture and fixtures	5,789
Computer software	130,000
Accumulated depreciation	(27,818)
Total property, plant and equipment	107,971

Goddwill	908,759
Other assets	5,867

TOTAL ASSETS	$1,212,452

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES:
Accounts payable and other current liabilities	$106,150
Stockholder loans payable	315,058
Total current liabilities	421,208

LONG-TERM LIABILITIES:
Notes payable	329,225

STOCKHOLDERS' (DEFICIT): Preferred stock, $.001 par value, 20,000,000 shares authorized	-
Common stock, - $.001 par value; 200,000,000 shares authorized; 147,798,963 shares issued and outstanding	147,799
Additional paid-in capital	4,482,898
Deferred stock and interest compensation	(314,950)
(Deficit) accumulated during the development stage	(3,861,128)
Total stockholders' (deficit)	454,619

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,212,452

See notes to financial statements.

Index

Senticore, Inc. f/k/a Hojo Holdings, Inc. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2005	For the three months ended March 31, 2004

REVENUE	-	-

EXPENSES:
Stock based compensation	273,190	525,215
Stock based interest	-	-
Equity in loss of LLC	-	-
Other S,G &A expenses	161,951	117,461
Total expenses	435,141	784,096

NET (LOSS)	(435,141)	(784,096)

Net (Loss) Per Share-
Basic and Diluted	**	**

Weighted Average Number of Shares Outstanding - Basic and Diluted	135,474,112	42,183,300

**Less than $.01

See notes to financial statements.

Index

Senticore, Inc.
f/k/a Hojo Holdings, Inc.
(A Developmental Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net Loss	(435,141)	(784,096)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,500	1,027
Stock based compensation	273,190	642,410
Stock based interest	-	-
Other stock based expenses	-	-
Loss in equity of LLC	-	-
Advances to employees	-	-
Increase in deposits	-	(2,000)
Increase (decrease) in accounts payable and accrued liabilities	(66,169)	59,430

Net cash provided by (used in) operating activities	$(224,620)	$(83,229)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(67,500)
Net cash (used in) investing activities	-	(67,500)

Cash flows from financing activities:
Proceeds from borrowings under note payable	321,825	240,000
Repayments of note payable	-	-
Advances (repayments) to affiliate	(107,600)	(63,881)
Advances from stockholder	11,250	-
Repayments to stockholder	-	-
Proceeds from issuance of common stock	-	-
Other capital contributions	-	-
Net cash provided by (used in) financing activities	225,475	176,119

Net increase in cash	855	25,390

Cash, beginning of period	-	-

Cash, end of period	$855	$25,390

See notes to financial statements

Index

Senticore, Inc.
f/k/a Hojo Holdings, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Senticore, Inc. fka Hojo Holdings, Inc. (collectively “we”, “us”, “our”). was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established.

Issuances and Sales of Common Shares

During the periods covered by these financial statements and subsequent thereto we issued shares of common stock without registration under the Securities Act of 1933. Although we believe that the issuances and sales did not involve a public offering of its securities and that the we did comply with the “safe harbor” exemptions from registration, we could be liable for rescission of the sales and/or issuances if such exemptions were found not to apply and this could have a material negative impact on our financial position and results of operations.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004 contained in our Form 10-KSB.

Management’s Use of Estimates

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

Index

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through March 31, 2005 Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Reclassifications

Certain amounts in the March 31, 2005 financial statements have been reclassified to conform to the presentation in the 2004 financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit March 31, 2005. In addition, we have no revenue generating operations. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Index

NOTE B - SIGNIFICANT SECOND QUARTER EVENTS

Notes Payable

In the quarter ended March 31, 2005, we borrowed $321,825 from several investors for working capital purposes. The notes bear interest between 6-18% and are due within 12 months. Two of the notes are collateralized with the Company's common stock.

Stock Based Officer Compensation

During the quarter ended March 31, 2005 we issued $273,190 in common stock for services rendered. The stock was valued at the date of issuance at prices between $.068-.12 per share. These expenses were included in the accompanying financial statements.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2005 and the statements of operations and cash flows as of and for the three months ended March 31, 2005 and 2004 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Results of Operations

We did not generate any revenues during the three months ended March 31, 2005 and 2004. Our respective net losses for the quarter ended March 31, 2005 and 2004 were $435,141 and $784,096 (of which $273,190 and $525,215 were non-cash compensation expenses, respectively.) Our stock based expenses decreased significantly because we used less of our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs (e.g. we entered a lease for our operating facility in 2003) necessary to implement our planned principal operations.

Index

Liquidity and Capital Resources

Net cash (used in) financing activities for the three months ended March 31, 2005 was $225,475 as compared with net cash provided by financing activities of $176,119 for the three months ended March 31, 2004. The increase in net cash used in financing activities is attributable to proceeds in short-term notes payable in the three months ended March 31, 2005 less the effects of borrowings on notes payable and repayments of shareholder loans.

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

Index

Item 3.

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive and Operating Officer, Jay Patel ("CEO") and our Chief Financial Officer and President, Carl Gessner ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Index

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

Index

Item 4.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the period ended March 31, 2005, we issued 10 million shares to acquire 79% of Pokerbook Gaming, Inc., a Company traded on the National Quotation Bureau's Pinksheets ("POKG").

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

      NONE.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

311 Certification Pursuant to Section 302
31.2 Certification Pursuant to Section 302
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b)	Reports on Form 8-K.

On January 6, 2005 we filed Form 8-K to report that we entered a Plan of Exchange between and among Jack E. Owens, a citizen and resident of Orange County ("Owens"), and Star Capital Investors("SCI"), LLC, a Florida Limited Liability Corporation controlled by Owens and us. Such form is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jay Patel	CEO & COO	May 25, 2005
Carl Gessner	President, Treasurer, Secretary, Director, CFO	May 25, 2005