Form 10KSB/A
period 2004-12-31
SENTICORE INC
filed 2005-06-07
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

Traci J. Anderson, CPA
Huntersville, NC
April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Senticore, Inc.

We have audited the accompanying balance sheet of Senticore, Inc., formerly known as Hojo Holdings, Inc, a development stage enterprise (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company is in the development stage, has recurring losses from operations, working capital and stockholders' (deficits) and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------------
Stark Winter Schenkein & Co., LLP

April 17, 2004
Denver, Colorado

SENTICORE, INC. AND SUBSIDIARIES
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

Assets

Current assets
Advances	$189,000
Other Assets	5,867
Total Current assets	194,867

Property plant and equipment

Furniture, fixtures, and equipment	5,789
Computer software	130,000
Less: accumulated depreciation	(24,318)
Total Property plant and equipment	111,471

Other assets
Security deposits	2,000
Goodwill	908,759
Total Other Assets	910,759

Total Assets	$1,217,097

Liabilities and Stockholders Equity

Current liabilities
Accounts Payable and other current liabilities	$279,069
Stockholders loans payable	314,058
Total Current liabilities	593,127

Long-term liabilities
Notes payable	669,600

MINORITY INTEREST IN SUBSIDIARY

Stockholders Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	-
Common stock, $.001 par value; 200,000,000 shares authorized;	124,031
124,030,591 shares issued and outstanding
Additional paid in capital	3,571,276
Deferred stock and interest compensation	(23,750)
Deficit accumulated during the development stage	(3,717,187)
Total Stockholders' Equity	(45,630)

Total Liabilities and Stockholders' Equity	$1,217,097

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003	Cumulative total since inception (January 5, 1999)

Revenue	$-	$-	$5,275

Expenses:
Stock based compensation	2,162,917	373,424	2,586,341
Stock based interest	377,120	94,300	471,420
Loss in equity on LLC	-	109,000	109,000
Unrealized loss	-	-	5,000
Other selling, general and administrative expenses	289,480	143,211	544,701
Total expenses	2,829,517	719,935	3,734,447

Net loss from operations	(2,829,517)	(719,935)	(3,729,172)

Loss from sale of land	(6,000)	-	(6,000)

Net Loss	$(2,835,517)	$(719,935)	$(3,717,187)

Net (loss) per share-
basic and fully diluted	$(0.03)	$(0.05)
Weighted average shares outstanding	103,715,886	14,156,400

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003	Cumulative total since inception (January 5, 1999)
Cash flows from operating activities:
Net Loss	$(2,835,517)	$(719,935)	$(3,717,187)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	19,893	1,027	24,318
Loss on disposal of property	6,000	-	6,000
Loss on equity of LLC	-	109,000	109,000
Stock based compensation	2,162,917	373,424	2,600,341
Stock based interest	377,120	94,300	471,420
Other Stock based expenses	914,174	-	914,174
(Increase) decrease in other assets	(5,867)	(2,000)	(7,867)
Increase (decrease) in accounts payable and accrued liabilities	8,919	44,553	65,472

Net cash provided by (used in) operating activities	647,639	(99,631)	465,671

Cash flows from investing activities:
Goodwill	(908,759)	-	(908,759)
Software received in purchase of Pokerbook	(130,000)	-	(130,000)
(Purchases) of property, plant and equipment	(780)	-	(5,789)

Net cash (used in) investing activities	(1,039,539)	-	(1,044,548)

Cash flows from financing activities:
Proceeds from borrowings under note payable	419,600	250,000	669,600
Repayments under note payable	-	(250,000)	(250,000)
Proceeds from sale of Land	135,000	-	135,000
Advances (repayments)	(189,000)	-	(189,000)
Advances from stockholder	26,300	44,035	112,413
Proceeds from issuance of common stock	-	35,750	81,018
Other capital contributions	-	19,846	19,846
Net cash provided by (used in) financing activities	391,900	99,631	578,877

Net increase in cash	-	-	-

Beginning balance of cash	-	-	-

Ending balance of cash	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Non-Cash Financing Activities:

Issuance of 10,000,000 common shares for purchase of 79%
of Pokerbook Gaming
	$1,000,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARY
F/K/A HOJO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A	Series A
	Common	Common	Additional	Deferred Stock	(Deficit) Accumulated
	Shares	Stock	Paid-in	and Interest	During the
	(000's)	$	Capital	Compensation	Development Stage	Total

Initial issuance of stock, January 5, 1999 (inception)	7,500,000	$7,500	$(5,000)	$-	$-	$2,500

Net income (loss) for the period January 5, 1999 to December 31, 1999	-	-	-	-	(10,286)	(10,286)

Balances, December 31, 1999	7,500,000	7,500	(5,000)	-	(10,286)	(7,786)

Issuance of Common Stock	2,566,071	2,565	40,203	-	-	42,768

Conversion of affiliate advances to common stock	1,333,929	1,335	20,897	-	-	22,232

Issuance of stock for services	3,000,000	3,000	47,000	-	-	50,000

Contribution of services by employee	-	-	6,000	-		6,000

Net income (loss) for the year	-	-	-	-	(98,651)	(98,651)

Balances, December 31, 2000	14,400,000	14,400	109,100	-	(108,937)	14,563

Contribution of services by employee	-	-	6,000	-	-	6,000

Net income (loss) for the year	-	-	-	-	(34,789)	(34,789)

Balances, December 31, 2001	14,400,000	14,400	115,100	-	(143,726)	(14,226)
Contribution of services by employee	-	-	2,000	-	-	2,000
Net income (loss) for the year	-	-	-	-	(18,009)	(18,009)
Balances, December 31, 2002	14,400,000	14,400	117,100	-	(161,735)	(30,235)

Shares canceled	(1,140,000)	(1,140)	1,140	-	-	-

Capital contribution	-	-	19,846	-	-	19,846

Stock based consulting expense-option issued to consultants	-	-	60,000	-	-	60,000

Issuance of common stock for cash	500,000	500	35,250	-	-	35,750

Issuance of common stock for consulting services	1,055,000	1,055	152,145	(79,250)	-	73,950

Issuance of common stock for interest and note payable	4,800,000	4,800	127,200	(235,700)	-	(103,700)

Issuance of common stock for Smith Forestal	8,424,861	8,425	(8,425)	-	-	-

Issuance of common stock subsequently canceled	12,000,000	12,000	(12,000)	-	-	-

Net income (loss) for the year	-	-	-	-	(719,935)	(719,935)

Balances, December 31, 2003	40,039,861	40,040	492,256	(314,950)	(881,670)	(664,324)

Shares canceled	(12,000,000)	(12,000)	-	-	-	(12,000)

Amortization of deferred compensation	-	-	-	291,200		291,200

Issuance of common stock for services	21,840,730	21,841	2,107,417	-	-	2,129,258

Issuance of common stock for interest, note payable, and acquisitions	74,150,000	74,150	971,603	-	-	1,045,753

Net income (loss) for the year	-	-	-	-	(2,835,517)	(2,835,517)

Balances, December 31, 2004	124,030,591	$124,031	$3,571,276	$(23,750)	$(3,717,187)	$(45,630)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue is presented net of returns.

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

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable and loans payable approximate fair value based on the short-term maturity of these instruments.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Comp any has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION (CONT.)

During the year ended December 31, 2003, we had the following non-cash investing and financing activities:

- In July 2003, we issued a note payable of $250,000 as consideration for an interest in the LLC.

- In November 2003, we received certain land as consideration for our investment in the LLC.

- In December 2003, we issued 12,000,000 shares of our common stock, which were subsequently canceled.

- In December 2003, we issued 8,424,861 shares of our common stock for the pending Forestal acquisition discussed.

- Deferred stock and interest compensation increased by $314,950 as a result of the issuance of our common shares, and/or granting of our common shares by certain stockholders, for interest and consulting services that relate to future years.

- Accrued expenses declined by $25,877 and due to stockholders increased by such amount as a result of certain stockholders transferring stock to a creditor for legal fees.

- Used proceeds aggregating $35,750 to directly repay and officers loan.

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

As of December 31, 2004, the Company had federal and state net operating loss carryforwards in the amount of approximately $945,000 which expire at various times through the year 2025. The principal difference between the net operating loss for income tax purposes and financial reporting purposes results from stock based compensation being charged to operations for financial reporting purposes.

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

At December 31, 2003, we are obligated under a note payable for $250,000 as a result of the repayment of the note described above. As consideration for this note, we provided the creditor with 1,500,000 shares of our common stock (approximately 900,000 of which were provided by certain of our stockholders). As a result of this transaction, we will record total non-cash interest expense of $330,000 based on the fair market value of the shares issued, during the term of the note. At December 31, 2003, $94,300 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock and interest compensation and will be amortized to expense in 2004. The remaining balance of $235,700 was amortized and charged to operations in 2004.

The note payable matures on May 31, 2004, and was initially collateralized by 4,500,000 shares of our common stock (approximately 300,000 of which were provided by certain of our stockholders). Subsequent to December 31, 2003, we provided additional collateral of 3,000,000 shares to this creditor. If we fail to pay the note at maturity, the creditor shall have the right to retain a significant portion of the collateral as additional interest. On April 7, 2004, the note payable was restructured. An additional 1,500,000 shares were given to the creditor in consideration for interest due on the loan. No further interest will be due on the loan.

We also provided the creditor with an option to purchase the 4,200,000 shares of restricted common stock held as collateral for the greater of $.33 per share or ½ of the market price of the our stock on the date the option is exercised. In order for the exercise, to occur, our stock must maintain a market price of at least $.667 per share for twenty consecutive days, at which time, the creditor will have forty five days to exercise his option. Because it is not probable that these options will vest, no stock based compensation has been recorded for this option. If the creditor is ultimately able to elect exercise, we may be required to record additional expense, depending on the fair market value of our stock at the date of exercise. As of December 31, 2004, the creditor did not elect to exercise the option.

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

On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued. At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In 2004, $28,500 was amortized and expensed to operations. The remaining balance of $23,750 will be amortized and expensed in 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

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

On December 17, 2003, we issued 300,000 shares of our common stock to a consultant for investor relations services for a period of six months. As a result of this transaction, we will record total stock based compensation of $27,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued. In addition, we agreed to provide cash compensation of $4,000 per month during the term of the agreement. We have recognized $4,000 of cash based consulting expense in the accompanying 2003 statement of operations, and deferred the entire stock based compensation of $27,000. In 2004, the remaining balance of $27,000 was amortized and expensed to operations.

NOTE L—OTHER COMMON STOCK TRANSACTIONS (CONT.)

In addition, we satisfied various other expenses via the issuance of 155,000 shares of our common stock. As a result of this transaction, we recorded $54,200 of stock based compensation in 2003.

On December 29, 2003, we sold 500,000 shares of our common stock under a private placement to an individual investor for cash of $35,750 (or $.07 per share). In addition, we granted this individual 500,000 warrants to purchase our common stock for a price of $.143 per share, which warrants expire on December 31, 2004, provided that our stock price and volume equals or exceeds certain defined targets. If such targets are not achieved in 2004 and/or at various other subsequent expiration dates, then the warrants can potentially be extended through December 31, 2008. The proceeds from this sale were used to directly repay a loan from an officer. As of December 31, 2004, the warrants were not exercised and did expire on December 31, 2004.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Effective August 18, 2004, the client-auditor relationship between Senticore, Inc. and Stark Winter Schenkein & Co., LLP, ("Stark") ceased as we dismissed the former accountant . On August 18, 2004, we engaged Traci J. Anderson, C.P.A ("Anderson") as our principal independent public accountant to audit our financial statements. The decision to change accountants was approved by our board of directors. Stark had served as our auditor since March 9, 2004.
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

On November 17, 2003, we engaged a consultant to provide financial advisory services for a period of two years. As a result of this transaction, we agreed to issue 300,000 shares of our common stock and will record total stock based compensation of $57,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered). At December 31, 2003, $4,750 of this amount has been included in the accompanying 2003 statement of operations; the remaining amount has been reflected as deferred stock compensation and will be amortized to expense in 2004 and 2005. In addition, we granted the following consideration and/or potential future consideration to this consultant:

·	300,000 warrants to purchase shares of our common stock at a price of $.50 per share at any time through November 16, 2008.
·	A financing fee equal to 10% of any indebtedness or equity we issue and/or obtain as a result of this consultant’s efforts and/or relationships.
·
A quarterly finder’s fee ranging from 5 to 1% of any gross revenues we generate through or as a result of a introduction we receive through this consultant’s efforts. The fee starts at 5% and is reduced as sales dollars increase.

·	A transaction fee ranging from 5 to 1% of any merger, acquisition, joint venture, private placement or other similar transaction we enter through this consultants’ efforts.

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

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT       DESCRIPTION
NUMBER
-------------       -----------------------------------------------

3.01*               Articles of Incorporation of Company

3.03*               Bylaws of Company

4.01*               Form of Common Stock Certificate

14.1*               Code of Ethics

31.1*               Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2*               Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1*               Section 1350 Certifications of Chief Executive Officer

32.2*               Section 1350 Certifications of Chief Financial Officer

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

Year Ended December 31	2004		2003 and 2004
	Anderson		Stark*
Audit Fees (1)	$ 7,500	(2)	$ 4,000	(3)
Audit-Related Fees (2)	--		2,000
Tax Fees (3)	--		0
All Other Fees (4)	2,500		650
Total Accounting Fees and Services	$10,000		$8,650

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

SENTICORE, INC.:

June 7, 2005	/s/ JAY PATEL
Jay Patel, /CEO and COO

June 7, 2005	/s/ CARL GESSNER
Carl Gessner, President/Treasurer/Secretary/Director/CFO