Form 10QSB
period 2005-06-30
SENTICORE INC
filed 2005-08-22
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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
YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 22, 2005.

150,075,904 Common Shares
-0-  Preferred Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)

Index

Item 1.

SENTICORE, INC.
Balance Sheet
At June 30, 2005

ASSETS

CURRENT ASSETS
Cash	$651
Advances to Affiliate	189,000
TOTAL CURRENT ASSETS	189,651

OTHER ASSETS
Other Assets	5,867

TOTAL ASSETS	$195,518

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities	$79,020
Notes Payable	300,000
Stockholder Loans Payable	315,058
TOTAL CURRENT LIABILITIES	694,078

STOCKHOLDERS' DEFICIT
Preferred Stock (20,000,000 shares authorized, $.001 par value)	-
Common Stock (200,000,000 shares authorized, 150,035,904
shares issued and outstanding, par value $.001)	150,036
Additional Paid in Capital	3,526,430
Retained Deficit	(4,175,026)
TOTAL STOCKHOLDERS' DEFICIT	(498,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$195,518

Index

SENTICORE, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004

REVENUES:
Sales		$-		$-		$-	$-

OPERATING EXPENSES:
Other General and Administrative		$22,698		$242,339		$184,649	$359,800
Stock Based Interest		-		-		-	141,420
Stock Based Compensation		-		101,150		273,190	626,365
TOTAL EXPENSES		22,698		343,489		457,839	1,127,585

NET LOSS		$(22,698)		$(343,489)		$(457,839)	$(1,127,585)

Basic and Fully Diluted Loss per Share	$	**	$	**	$	**	$(0.02)

Weighted Average Shares Outstanding		148,917,434		68,498,511		136,474,012	51,258,965

** Less than $.01

Index

SENTICORE, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,839)	$(1,127,585)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock based compensation	273,190	626,365
Stock based interest	-	141,420
Other stock based expenses	-	585,350
(Increase) decrease in operating assets:
Advances to employees	-	(2,000)
Security deposits	2,000	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(200,049)	(135,588)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(382,698)	87,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of notes payable	371,825	366,487
Repayments of notes payable	(19,476)	-
Proceeds from sale of common stock	30,000	-
Advances to affiliate	-	(157,500)
Advances to stockholder	1,000	81,000
Repayments to stockholder	-	(366,670)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	383,349	(76,683)

NET INCREASE IN CASH AND CASH EQUIVALENTS	651	11,279

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-
End of period	$651	$11,279

Index

Senticore, Inc.
(F/K/A HOJO HOLDINGS, INC.)
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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004 contained in our Form 10-KSB.

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

Index

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through June 30, 2005 Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Reclassifications

Certain amounts in the June 30, 2005 financial statements have been reclassified to conform to the presentation in the 2004 financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit June 30, 2005. In addition, as a holding company, we had no revenue generating operations at the end of the second quarter of fiscal year 2005. As a subsequent event, Senticore investment holding, Lobo Gaming Corporation has become an operating company and begun generating revenues during the beginning of the third quarter of fiscal year 2005. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Index

NOTE B - SIGNIFICANT SECOND QUARTER EVENTS

Notes Payable

In the quarter ended June 30, 2005, we borrowed $50,000 for working capital purposes. The note bears interest of 5.75% and is due in 24 months.

In the quarter ended June 30, 2005, we unwound the PokerBook Gaming acquisition by returning the assets to the original owner and receiving our common stock back.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2005 and the statements of operations and cash flows as of and for the three and six months ended June 30, 2005 and 2004 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception and through the end of the June 30, 2005 quarter, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash). However, subsequent to the quarter ended June 30, 2005, we earned $500,000 in revenue thus making our cumulative total to date of $505,275 in cumulative revenues. These revenues were earned mainly for shares we received from unrelated companies for services rendered in the third quarter.

Results of Operations

We did not generate any revenues during the three and six months ended June 30, 2005 and 2004. Our respective net losses for the quarter ended June 30, 2005 and 2004 were $22,698 and $457,839 (of which $-0- and $101,150 were non-cash compensation expenses, respectively.) Our stock based expenses decreased significantly because we became a business development company in 2005 and used less of our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs (e.g. we entered a lease for our operating facility in 2003) necessary to implement our planned principal operations.

Index

Liquidity and Capital Resources

Net cash provided by financing activities for the six months ended June 30, 2005 was $383,349 as compared with net cash used in financing activities of $76,683 for the six months ended June 30, 2004. The increase in net cash provided by financing activities is attributable to proceeds in short-term notes payable and in common stock sales in the six months ended June 30, 2005 less the effects of repayments on notes payable and repayments of shareholder loans.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the period ended June 30, 2005, we received back 10 million shares to reverse the acquisition of 79% of Pokerbook Gaming, Inc., a Company traded on the National Quotation Bureau's Pink sheets ("POKG").

During the period ended, we canceled 29 million shares of our common stock as a result of a failed acquisition of Westar South America.

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

SIGNATURE	TITLE	DATE

/s/ Jay Patel	CEO & COO	August 22, 2005
Jay Patel

/s/ Carl Gessner	President, Treasurer, Secretary, Director, CFO	August 22, 2005
Carl Gessner