Form 10QSB
period 2005-09-30
SENTICORE INC
filed 2005-11-22
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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
YES (x)  NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 21, 2005.

180,845,154    Common Shares
-0-                 Preferred Shares

Transitional Small Business Disclosure Format:
YES ( ) NO (x)

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)

Index

Item 1. Financial Statements

SENTICORE, INC.
Balance Sheet
At September 30, 2005

ASSETS

CURRENT ASSETS
Cash	$3,390
Available for Sale Investments	57,693
Advances to Affiliate	189,000
TOTAL CURRENT ASSETS	250,083

OTHER ASSETS
Other Assets	5,867

TOTAL ASSETS	$255,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities	$72,147
Notes Payable	300,000
Stockholder Loans Payable	315,058
TOTAL CURRENT LIABILITIES	687,205

STOCKHOLDERS' DEFICIT
Preferred Stock (20,000,000 shares authorized, $.001 par value)	-
Common Stock (200,000,000 shares authorized, 180,845,154
shares issued and outstanding, par value $.001)	180,845
Additional Paid in Capital	3,816,430
Retained Deficit	(4,428,530)
TOTAL STOCKHOLDERS' DEFICIT	(431,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$255,950

Index

SENTICORE, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
	2005		2004		2005	2004

REVENUES:
Sales		$-		$-	$-	$-

OPERATING EXPENSES:
Other General and Administrative		$136,202		$94,998	$298,153	$454,798
Stock Based Interest		-		-	-	141,420
Goodwill Impairment		140,000		-	140,000	-
Stock Based Compensation		-		249,680	273,190	876,045
TOTAL EXPENSES		276,202		344,678	711,343	1,472,263

NET LOSS		$(276,202)		$(344,678)	$(711,343)	$(1,472,263)

Basic and Fully Diluted Loss per Share	$	**	$	**	$(0.01)	$(0.02)

Weighted Average Shares Outstanding		165,440,529		96,558,971	141,795,299	71,745,589

** Less than $.01

Index

SENTICORE, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(711,343)	$(1,472,263)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	-	191
Goodwill impairment	140,000	-
Stock based compensation	273,190	876,045
Stock based interest	-	141,420
Other stock based expenses	-	585,350
(Increase) decrease in operating assets:
Available for Sale Investments	(57,693)	-
Advances to employees	-	(16,281)
Security deposits	2,000	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(206,113)	(106,179)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(559,959)	8,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(1,588)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(1,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of notes payable	313,325	436,475
Repayments of notes payable	(19,476)	-
Proceeds from sale of common stock	268,500	-
Advances to affiliate	-	(157,500)
Advances to stockholder	1,000	81,000
Repayments to stockholder	-	(366,670)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	563,349	(6,695)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,390	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-
End of period	$3,390	$-

NON-CASH FINANCING ACTIVITIES:
Exchange of 5,769,250 common shares for 11,538 shares in investment	$57,693	$-

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004 contained in our Form 10-KSB.

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

Index

We account for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We elected to continue to apply APB 25 in accounting for its stock option incentive plans.

After becoming a BDC, there has been no stock based compensation.

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through September 30, 2005 Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Reclassifications

Certain amounts in the September 30, 2005 financial statements have been reclassified to conform to the presentation in the 2004 financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit September 30, 2005. In addition, as a holding company, we had no revenue generating operations at the end of the third quarter of fiscal year 2005. As a third quarter event, LoboGaming Corporation and Taj Systems, Inc., formerly known as MRLD Holdings, Inc. and Emerald Powerboats, Inc. have become operating companies and begun generating revenues during the beginning of the fourth quarter of fiscal year 2005. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Index

NOTE B - SIGNIFICANT THIRD QUARTER EVENTS

Acquisitions

In the quarter ended September 30, 2005, we acquired Emerald Powerboats, Inc. We issued 25,000,000 common shares to acquire this business and we also received $60,000 for this issuance.

During the third quarter ended September 30, 2005, we entered into the following transactions:

1.
We acquired a 45% interest in LoboGaming, Inc., a Costa Rican company with no prior revenues or assets, other than its gaming software. Shortly thereafter, LoboGaming launched LoboPoker, an operating poker site.

2.	In the second week of July, we entered into a preliminary agreement to acquire a publicly traded pink sheet shell - Emerald Powerboats, Inc.

3.	The deal to acquire Emerald Powerboats, Inc. closed during the third quarter of 2005. Terms of the deal were as follows:
a.
We paid 25 million shares of our common stock priced at approximately $.008 per share on the date of issuance to acquire controlling interest in Emerald Powerboats. Emerald Powerboats then went through two names changes to MRLD Holdings and ultimately Taj Systems, but it remained the same company.

b.	We received the aforementioned shell which was valued at $140,000 and $60,000 in cash.

4.	The acquisition of Emerald Powerboats, Inc. officially closed in September of 2005.

5.	Emerald Powerboats, Inc. underwent a name change to MRLD Holdings on 9/26/05.

6.	MRLD Holdings, Inc. officially closed on its acquisition of LoboGaming Corp on 9/29/05.

7.	MRLD Holdings underwent a name change to become Taj Systems on 10/13/05.

8.	LoboGaming completed its proprietary TeenPatti (3-card poker) gaming software on 10/5/05.
a.	LoboGaming now owned a valuable asset in the complete Indian Poker software.
b.	Senticore assisted in the funding and development of the proprietary software.

9.	LoboGaming Corporation (now a wholly owned subsidiary of Taj Systems) signed a licensing deal with a new licensee - TeenPatti.com. The transaction was valued at $1,000,000 and concluded on 10/18/05.
a.	The contract increased the value to LoboGaming Corp. as a company, as well as its parent Taj Systems, Inc. (Pink Sheets: TJSS).
b.	We continue to maintain approximately 40% equity ownership in Taj Systems.

Index

Stock Exchange

During the third quarter ending September 30, 2005, we entered into a stock exchange with Wall Street Inside Report, Inc. as explained below:

We issued to them 5,769,250 common shares in exchange for 11,538 common shares of Strategic Growth Ventures, Inc. [Pink Sheets: SGWV].
a.	This stock deal was a share exchange for equal valued shares.
In addition to receiving the shares of SGWV, Senticore also received three months of PR consulting work from Wall Street Inside Report, Inc.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2005 and the statements of operations and cash flows as of and for the three and nine months ended September 30, 2005 and 2004 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We were previously considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception and through the end of the September 30, 2005 quarter, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash). However, subsequent to the quarter ended September 30, 2005, we earned revenue thus making our cumulative total to date much higher in cumulative revenues. These revenues were earned mainly for shares we received from unrelated companies for services rendered in the third quarter.

Results of Operations

We did not generate any revenues during the three and nine months ended September 30, 2005 and 2004. Our respective net losses for the quarter ended September 30, 2005 and 2004 were $276,202 and $344,678 (of which $-0- and $-0- were non-cash compensation expenses, respectively.) Our stock based expenses decreased significantly because we became a business development company in 2005 and used less of our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs necessary to implement our planned principal operations.

Index

Liquidity and Capital Resources

Net cash provided by financing activities for the nine months ended September 30, 2005 was $563,349 as compared with net cash used in financing activities of $6,695 for the nine months ended September 30, 2004. The increase in net cash provided by financing activities is attributable to proceeds in short-term notes payable and in common stock sales in the nine months ended September 30, 2005 less the effects of repayments on notes payable and repayments of shareholder loans.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the period ended September 30, 2005, we issued 5,769,250 common shares to an unrelated company in exchange for 11,538 common shares of its publicly traded stock traded on the National Quotation Bureau's Pink sheets ("SGWV").

During the period ended September 30, 2005, we issued 25,000,000 common shares to an unrelated company for the acquisition of a controlling interest of the company traded on the National Quotation Bureau's Pink sheets ("TJSS").

Item 3. Defaults Upon Senior Securities

Golden Gate Investors, Inc. was awarded a judgment for non-performance of a financing contract in October of 2005. The judgment award was not a specific dollar amount, but rather “Specific Performance” per the terms of the original financing agreement. The judgment was awarded prior our ability to contest it; therefore, we are already preparing an appeal to overturn the decision in light of multiple clauses contained within the document benefiting us. In addition, we have begun negotiations with the awarded party to resolve this matter expeditiously and without harm to us. We elected not to continue with the agreement to protect us and our shareholders due to the decrease in stock price below the minimum predefined threshold per our 1-E registration statement during the most recent quarter.

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

SIGNATURE	TITLE	DATE

/s/ Jay Patel	CEO & COO	November 21, 2005

/s/ Carl Gessner	President, Treasurer, Secretary, Director, CFO	November 21, 2005