Form 10KSB
period 2005-12-31
SENTICORE INC
filed 2006-04-18
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The aggregate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $865,355 as of April 17, 2006.

There were 181,145,154 shares outstanding as of April 17, 2006.

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

    We had two acquisitions that were pending during 2005 but were subsequently terminated due to the Seller’s inability to deliver audited statements, misrepresentations, and a lack of proper disclosure. During the second half of 2005, we assisted one of our former holdings, LoboGaming Corp. to be acquired by Taj Systems, formerly known as MRLD Holdings, Inc. We continue to maintain an equity interest in Taj Systems. The following pages discuss all three acquisitions in detail.

    First, on October 31, 2003, we, Smith Forestal, a corporation organized and existing under the laws of Costa Rica (“Forestal”), and the two shareholders of Forestal (the “Forestal Stockholders”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Forestal was to merge with and into us, with the Forestal Stockholders receiving in the aggregate 6,308,287 shares of common stock (pre-split) and 7,500 shares of Class A Voting Convertible Preferred Stock of the Registrant in exchange for their shares of Forestal. The shares of Class A Voting Convertible Preferred Stock issued in the Merger are convertible into two hundred (200) shares of fully paid and non-assessable shares of common stock, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving us, or other fundamental corporate transaction involving us.

    The Closing under the Merger Agreement was to occur on the second day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger was conditioned on, among other things, we and Forestal obtaining the written consent of a majority of our respective shareholders to approve the transactions contemplated by the Merger Agreement, as well as the satisfactory completion by each of us and Forestal of a due diligence investigation. The Merger was also conditioned on the delivery of a US GAAP certified audit of the asset by Smith Forestal.

    By May of 2005, the acquisition of Forestal had not been consummated. In connection with the acquisition, a Preliminary Information Statement on Schedule 14C was filed with the Commission on November 17, 2003. In a letter dated November 24, 2003, the staff declined to perform a detailed examination of the registration statement, and did not issue any comments thereon. It stated, among other things, that we should amend our Schedule 14C to include the audited financial statements of Forestal required by Schedule 14C, as well as pro forma statements and supporting notes in order to better explain the proposed acquisition. The staff suggested that we consider submitting a substantive amendment to correct the deficiencies or a request for withdrawal of the filing. We have since terminated the transaction as Smith Forestal was unable to deliver a US GAAP certified audit since the execution of the Merger Agreement..

    Second, on February 23, 2004, we, Westar South America S.A., a corporation organized and existing under the laws of Venezuela (“Westar”), and the two shareholders of Westar (the “Westar Stockholders”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which each share of common stock of Westar was to be exchanged for 29,000,000 shares of common stock of the Registrant to be issued by us to the Westar Stockholders in a transaction designed to be tax-free pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Merger”). As a result of the Merger, Westar was to become our wholly-owned subsidiary.

    The Closing under the Merger Agreement was to occur on the second day after the satisfaction or waiver of all conditions precedent to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger was conditioned on, among other things, we and Westar obtaining the written consent of all of the members of their Board of Directors and holders of a majority of the outstanding shares of common stock to approve the transactions contemplated by the Merger Agreement. Such actions by written consent had been taken by the respective Board of Directors and shareholders, and, accordingly, the Merger Agreement and the Merger had been approved by all necessary corporate action. In addition, the Merger was conditioned on the satisfactory completion by each of us and Westar of a due diligence investigation. Most importantly, the Merger was also conditioned on the delivery of a US GAAP certified audit of the asset by Westar South America, S.A., however, no such audit was ever delivered. It is important to note that the owner of both Smith Forestal and Westar South America was the same party.

    By May of 2005, the acquisition of Westar had not been consummated. The parties had been waiting for Westar to deliver audited financial statements prepared in accordance with U.S. generally accepted accounting principles. We have since terminated the transaction with Westar South America as they were unable to deliver a US GAAP certified audit since the execution of the Merger Agreement..

    On February 11, 2005, we filed an N-54 election to become a “business development company” within the meaning of Section 2(a)(48) of the Investment Company Act of 1940, as amended. This means that we have elected to be governed by, among others, the provisions of sections 55 through 65 of the Investment Company Act of 1940. Business development companies are regulated in a number of respects, one of the most important areas of regulation being the type of investments that they may make. For example, section 55 of the Investment Company Act of 1940 generally prohibits a business development company from acquiring assets unless at the time the acquisition is made, at least 70% of the value of its assets is invested in “eligible portfolio companies”. An eligible portfolio company is defined in Section 2(a)(46) as, among other things, any issuer who is organized under the laws of, and has a principal place of business in, any State or States We intend to continue operating as a Business Development company and acquire eligible portfolio companies for the BDC

    Third, on December 5, 2004, we executed and closed on a Plan of Exchange (the "Agreement"), between and among us, Jack E. Owens, a citizen and resident of Orange County ("Owens"), and Silver Star Capital Investors, LLC, a Florida limited liability company (“SCI”) controlled by Owens.

    Pursuant to and at the closing of the Agreement, SCI exchanged its 50,000,000 common shares of Pokerbook Gaming Corporation ("POKG"), a corporation traded on the Over-the-Counter pink sheets, for 10,000,000 of our shares. As a result of the exchange, we had owned approximately 79% of the issued and outstanding shares of POKG.

    POKG was engaged in the on-line gaming industry and conducted poker tournaments for not-for-profit organizations. Note that the acquisition of this company involved the issuance of 10,000,000 common shares to Silver Star Capital Investors, LLC at a stock price of $.10 per share at the date of issuance. This $1,000,000 fair value stock issuance to an unrelated party generated goodwill in the amount of $908,759 in the accompanying audited balance sheet at December 31, 2004.

    Upon careful analysis, we learned the PokerBook proprietary software was not yet ready for commercial deployment, and thus could not justify the price being paid for the acquisition. Ultimately, the purchase transaction of POKG, was mutually rescinded through an agreement by both parties. All 10,000,000 Senticore shares given to Silver Star Capital Investors, LLC as payment for the acquisition of 50,000,000 shares of PokerBook Gaming were returned to us, and we have returned all 50,000,000 shares of POKG to Silver Star Capital Investors.

2005 Acquisitions

During the third quarter ended September 30, 2005, we entered into the following transactions:

1.
We acquired a 40% interest of LoboGaming, Inc., a Costa Rican company with no prior revenues or assets, other than its gaming software. Shortly thereafter, LoboGaming launched LoboPoker, an operating poker site.

2.	In the second week of July, we entered into a preliminary agreement to acquire a publicly traded pink sheet shell - Emerald Powerboats, Inc.

3.	The deal to acquire Emerald Powerboats, Inc. closed during the third quarter of 2005. Terms of the deal were as follows:
a.
We paid 25 million shares of our common stock priced at approximately $.01 per share on the date of issuance to acquire controlling interest in Emerald Powerboats. Emerald Powerboats then went through two names changes to MRLD Holdings and ultimately Taj Systems, but it remained the same company.

b.	We received the aforementioned shell which was valued at $91,000 and $60,000 in cash.

4.
The acquisition of Emerald Powerboats, Inc. officially closed in September of 2005. Following the acquisition we elected to have our shares cancelled in exchange for a preferred share interest that may be converted into seven million shares of Emerald Powerboats. Seven million shares represented approximately 40% of the outstanding shares of Emerald Powerboats on the Closing date.

5.
Emerald Powerboats, Inc. underwent a name change to MRLD Holdings on 9/26/05 as the former management had neglected to make a timely notice of a name change with the NASD one year prior to the acquisition..

6.
MRLD Holdings, Inc. officially closed on its acquisition of LoboGaming Corp on 9/29/05. We now maintained a direct equity interest in MRLD Holdings, and an indirect interest in LoboGaming Corp as it became a wholly owned subsidiary of MRLD Holdings, Inc.

7.	MRLD Holdings underwent a name change to become Taj Systems on 10/13/05.

8.	LoboGaming completed its proprietary TeenPatti (3-card poker) gaming software on 10/5/05.
a.	LoboGaming now owned a valuable asset in the completed Indian Poker software.
b.	Senticore originally assisted in the funding and development of the proprietary software, however, it was ultimately completed by the expert help brought in by the management of Taj Systems.

9.	LoboGaming Corporation (now a wholly owned subsidiary of Taj Systems) signed a licensing deal with a new licensee - TeenPatti.com. The transaction was valued at $1,000,000 and concluded on 10/18/05.
a.	The contract increased the value of LoboGaming Corp as a company, as well as its parent, Taj Systems. Inc. [Pink Sheets: TJSS]
b.	Senticore continues to maintain an equity interest in Taj Systems through its ownership of the Preferred shares convertible into seven million common shares of Taj Systems.

Stock Exchange

During the third quarter ending September 30, 2005, we entered into a stock exchange deal with Wall Street Inside Report, Inc. as explained below:

We issued to them 5,769,250 common shares in exchange for 11,538 common shares of Strategic Growth Ventures, Inc. [Pink Sheets: SGWV].
a.	This stock deal was a share exchange for equal valued shares.
b.	In addition to receiving the shares of SGWV, Senticore also received three months of PR consulting work from Wall Street Inside Report, Inc.

The Company

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and do not have any operations currently.

The Company maintains its investment in Taj Systems, and continues to seek out other valuable investments in “eligible portfolio companies” to add to its portfolio of holdings. The business of Senticore can be compared to that of a closed-end mutual fund. We, as a company, do not generate revenue through the sale of a product of service, however, our goal is to provide our investors a positive appreciation of their investment through the management of our investment holdings.

At present, we are in negotiations with at a minimum of two possible future acquisitions as outlined later in this filing.

Election to Become a BDC

Senticore has elected to be regulated as a “business development company or “BDC” under the Investment Company Act of 1940. This means that we operate as a publicly-traded, closed-end investment company which, because of its election, can raise money in the public sector and invest in the private sector.

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

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

    We do not presently maintain any direct patents, trademarks or trade names, however, our subsidiaries may have rights to their own patents, trademarks or trade names. Due to the nature of business, it is not presently anticipated that we will benefit from such protection.

GOVERNMENT REGULATION

    Aside from regulation associated with our status as an investment company under the Investment Company Act of 1940, and its status as a 1933 Act filer, we are not subject to any additional government regulation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

As of April 17, 2006, the Company employed a total of three full time employees, all of which are in an administrative position.

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

INSURANCE

We do not carry director and officer liability insurance, but Delaware law provides for indemnification of a company’s officers and directors under certain circumstances (see Indemnification, below). We are exploring the possibility of obtaining surety bonds covering our officers and directors.

We do not carry any additional insurance.

Controls and Procedures

(a) On December 31, 2005, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation

ITEM 2.  PROPERTIES

FACILITIES

We lease our executive offices with 800 square feet for administration at 2450 Hollywood Boulevard, Suite #102, Hollywood, Florida 33020 for approximately $981 per month. We consider these facilities to be adequate for its requirements for the immediate future. This noncancelable lease expires in February, 2008.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "SNIO". As of April 17, 2006 there were 181,145,154 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock.

	Low	High

2004
Quarter Ended March 31, 2004	$0.08	$0.21
Quarter Ended June 30, 2004	$0.04	$0.11
Quarter Ended September 30, 2004	$0.04	$0.15
Quarter Ended December 31, 2004	$0.07	$0.17

2005
Quarter Ended March 31, 2005	$0.05	$0.12
Quarter Ended June 30, 2005	$0.01	$0.06
Quarter Ended September 30, 2005	$0.01	$0.02
Quarter Ended December 31, 2005	$0.01	$0.01

Such market quotations reflect the high bid and low ask prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Hill Thompson Magid, Schwab Capital Markets, Knight Securities, Wien Securities and M.H. Meyerson & Co.

Holders. As of April 17, 2006 there were approximately 1,150 stockholders of record of our common stock.

(a) Dividends. We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. The Board of Directors have however approved and announced a dividend distribution of shares obtained from a Joint Venture transaction with AdZone Research. The shares have been received from AdZone, but the company awaits AdZone’s registration or legal opinion as to Rule 144 applicability of these shares prior to their distribution.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our Operations During 2005

As a Business Development Company (BDC), our business is to identify, evaluate, and acquire development stage companies with an eye towards profiting by spinning them off as independent publicly traded companies or a sale to a larger company within the same space.

We have identified two sectors during 2005 which we intend to have a presence in: natural resources and the Internet. More specifically, we have concentrated on timber and gaming. Both are high growth industries with increasing annual demand around the world.

We evaluated, identified, and signed agreements to acquire two potential Target Businesses within the timber industry during the fourth quarter of 2003 and during the first quarter of 2004. Forms 8-K was filed for both transactions, and Form 14-C was filed for the Smith Forestal acquisition. Both transactions were ultimately terminated due to the merging entity’s failure to deliver a US GAAP certified audit for each merging asset. A description of both transactions is discussed above in Part 1, Item 1.

In addition, we also identified a prime acquisition candidate in the gaming sector and subsequently signed agreements to acquire PokerBook Gaming Corporation of Orlando, FL during the fourth quarter of 2004. During the second quarter of 2005, the PokerBook Gaming Corp transaction was rescinded by mutual agreement of both parties. A description of the transaction is discussed in detail above, in Part 1, Item 1.

Planned Operations for 2006

If we are successful in closing on the current pending acquisitions, there can be no assurance, that the scale of our operations will increase significantly or that the acquisition will result in a profitable operation. An increase in operations will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. There can be no assurance that the increase in operating expenses will be offset by a similar increase in revenues. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

In addition, we intend to identify, evaluate and acquire other suitable companies for the holding company in our effort to further diversify our holdings and fuel our growth by acquisition.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

REVENUES

We had no revenues in 2005 and in 2004. Our principal expense for the past two years has been stock based compensation for professional fees, etc. of $-0- and $2,107,417 in 2005 and 2004, respectively. We incurred a net loss of approximately $55,172 during the year ended December 31, 2005 and a net loss of $2,835,517 for the year ended December 31, 2004. The decrease in the net loss is attributable to the decrease in the aforementioned professional fees in 2005 compared to 2004 and $377,120 in stock based interest in 2004 compared to $-0- in 2005.

ASSETS AND LIABILITIES

Total assets as of December 31, 2005 and 2004 were $1,339,984 and $1,217,097, respectively while total liabilities were $958,536 and $593,127, respectively. Our stockholders' equity (deficit) was $381,448 at December 31, 2005 compared to $45,630 at December 31, 2004. The increase in stockholders’ equity is attributable mainly to the purchase of 882,353 and 7,000,000 shares of AdZone Research, Inc. (pink sheet ticker symbol: ADZR) and Taj Systems, Inc. (pink sheet ticker symbol: TJSS), respectively. These investments are shown in our accompanying balance sheet at December 31, 2005 as “available for sale investments”.

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

ITEM 7 - FINANCIAL STATEMENTS:

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2005 and for the two years ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Senticore, Inc.

I have audited the accompanying consolidated balance sheet of Senticore, Inc., a development stage company (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards of the Public Accounting Oversight Board (United States) Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC
April 17, 2006

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

Assets

Current assets
Cash	$1,252
Available for sale investments	1,338,732
Total Current Assets	1,339,984

Total Assets	$1,339,984

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$341,176
Excess of outstanding checks over bank balance	3,302
Notes payable	300,000
Stockholders loans payable	314,058
Total Current Liabilities	958,536

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	-
Common stock, $.001 par value; 200,000,000 shares authorized;
181,145,154 shares issued and outstanding	181,145
Additional paid in capital	3,972,662
Retained deficit	(3,772,359)
Total Stockholders' Equity	381,448

Total Liabilities and Stockholders' Equity	$1,339,984

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

				Cumulative
				Total Since
				Inception
	2005		2004	(January 5, 1999)
Revenue		$-	$-	$5,275

Expenses:
Stock based compensation		-	2,162,917	2,586,341
Stock based interest		-	377,120	471,420
Loss in equity of LLC		-	-	109,000
Unrealized loss		-	-	5,000
Other selling, general and administrative expenses		55,172	289,480	1,315,605
Total expenses		55,172	2,829,517	4,487,366

Net loss from operations		(55,172)	(2,829,517)	(4,482,091)

Loss from disposal of fixed assets		-	(6,000)	(6,000)

Net Loss		$(55,172)	$(2,835,517)	$(4,488,091)

Net (loss) per share-
basic and fully diluted	$	*	$(0.03)

Weighted average shares outstanding		150,349,611	103,815,886

* = less than $.01.

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Cumulative
			Total Since
			Inception
	2005	2004	(January 5, 1999)

Cash flows from operating activities:
Net loss	$(55,172)	$(2,835,517)	$(3,772,359)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	-	19,893	24,318
Loss on disposal of fixed assets	-	6,000	6,000
Loss in equity of LLC	-	-	109,000
Stock based compensation	-	2,162,917	2,600,341
Stock based interest	23,750	377,120	495,170
Other stock based expenses	-	914,174	914,174
(Increase) decrease in other assets	7,867	(5,867)	-
(Increase) in available for sale investments	(1,338,732)	-	(1,338,732)
Increase in accounts payable and accrued expenses	62,107	8,919	127,579

Net cash provided by (used in) operating activities	(1,300,180)	647,639	(834,509)

Cash flows from investing activities:
Goodwill acquired (given back to seller due to unwinding)	908,759	(908,759)	-
Software received (given back due to unwinding) in purchase of Pokerbook	111,471	(130,000)	(18,529)
(Purchases) of property, plant and equipment	-	(780)	(5,789)

Net cash provided by (used in) investing activities	1,020,230	(1,039,539)	(24,318)

Cash flows from financing activities:
Proceeds from borrowings under note payable	-	419,600	669,600
Repayments under note payable	(369,600)	-	(619,600)
Excess of outstanding checks over bank balance	3,302	-	3,302
Proceeds from sale of land	-	135,000	135,000
Incurrence (repayment) of advances	189,000	(189,000)	-
Advances from stockholder	-	26,300	112,413
Proceeds from issuance of common stock	458,500	-	539,518
Other capital contributions	-	-	19,846
Net cash provided by (used in) financing activities	281,202	391,900	860,079

Net increase in cash	1,252	-	1,252

Beginning balance of cash	-	-	-

Ending balance of cash	$1,252	$-	$1,252

SUPPLEMENTAL INFORMATION:
Non-Cash Financing Activities:

Issuance of 10,000,000 common shares for purchase of 79%
of Pokerbook Gaming and subsequent unwinding of transaction	$(1,000,000)	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series A Common	Series A Common	Preferred	Preferred	Additional	Deferred Stock
	Shares	Stock	Shares	Stock	Paid-in	and Interest	Retained
	(000's)		$(000's)		$Capital	Compensation	Deficit

Balances, December 31, 2003	40,040	$40,040	-	-	$492,256	$(314,950)	$(881,670)
Shares canceled	(12,000)	(12,000)	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	291,200	-
Issuance of stock for services	21,841	21,841	-	-	2,107,417	-	-
Issuance of stock for interest, notes payable, and acquisitions	74,150	74,150	-	-	971,603	-	-
Net (loss) for the year	-	-	-	-	-	-	(2,835,517)
Balances, December 31, 2004	124,031	$124,031	-	$-	$3,571,276	$(23,750)	$(3,717,187)

Issuance of stock for cash	34,727	34,727	-	-	401,386	-	-

Issuance of stock for 2004 accrued services	22,387	22,387

Amortization of deferred compensation	-	-	-	-	-	23,750	-

Net (loss) for the year	-	-	-	-	-	-	(55,172)

Balances, December 31, 2005	181,145	$181,145	-	$-	$3,972,662	$-	$(3,772,359)

The accompanying notes are an integral part of these consolidated financial statements.

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Senticore, Inc., (the “Company”) was incorporated under the laws of the state of Delaware on January 5, 1999. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established. The Company has elected to be regulated as a “business development company or “BDC” under the Investment Company Act of 1940. This means that the Company operates as a publicly-traded, closed-end investment company which, because of its election, can raise money in the public sector and invest in the private sector. The Company’s business is to identify, evaluate, and acquire development stage companies with an eye towards profiting by spinning them off as independent publicly traded companies or a sale to a larger company within the same space.

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

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed and determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues of the Company.

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

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payables and loans payable approximate fair value based on the short-term maturity of these instruments. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collectablility of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

Recent Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity, should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, and “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

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

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2005 is summarized as follows:

Cash paid during the years for interest and income taxes:

 2005   2004
Income Taxes                           $ ---           $  ---
Interest                                     $ ---           $2,474

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2005 is as follows:

Total deferred tax assets               $1,700,000
Valuation allowance   (1,700,000)

                              Net deferred tax asset  $    ----
                                                                          ========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2005 is as follows:

                                                                                                          2005  2004
Income tax computed at the federal statutory rate    34%  34%
State income taxes, net of federal tax benefit                              4%             4%
Valuation allowance                                                               (38%)         (38%)
Total deferred tax asset                                                             0%             0%

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE C—INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $20,965 and $1,077,496 in 2005 and 2004, respectively.

As of December 31, 2005, the Company had federal and state net operating loss carryforwards in the amount of approximately $3,972,662 which expire at various times through the year 2025.

NOTE D—GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. During 2005, the Company had a net loss of $55,172 and a net deficiency of $3,972,662. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company plans to continue to fund the operating expenses through issuance of common stock for services and/or cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that the Company will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE F—ACQUISITIONS

On December 5, 2004, the Company entered into an agreement to acquire 79% of the issued and outstanding shares of Pokerbook Gaming Corporation (“Pokerbook”). Pokerbook exchanged 50,000,000 of its common shares for 10,000,000 shares of the Company’s shares. The 79% ownership of Pokerbook stock by the Company will result in a change of control. In June 2005, the Company learned the PokerBook proprietary software was not yet ready for commercial deployment, and thus could not justify the price being paid for the acquisition. Ultimately, the purchase transaction of Pokerbook, was mutually rescinded through an agreement by both parties. All 10,000,000 the Company shares given as payment for the acquisition of 50,000,000 shares of PokerBook were returned to the Company, and the Company has returned all 50,000,000 shares of Pokerbook.

In 2004, the Company issued 58,000,000 shares of its common stock as potential partial consideration for a planned acquisition of Westar SA, a sawmill and timber plantation in Venezuela.  By May of 2005, the acquisition of Westar had not been consummated. The parties had been waiting for Westar to deliver audited financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company has since terminated the transaction with Westar South America as they were unable to deliver a US GAAP certified audit since the execution of the Merger Agreement...

During the third quarter ended September 30, 2005, the Company acquired a 40% interest of LoboGaming, Inc., a Costa Rican company with no prior revenues or assets, other than its gaming software. Shortly thereafter, LoboGaming launched LoboPoker, an operating poker site.

In July, the Company entered into a preliminary agreement to acquire a publicly traded pink sheet shell - Emerald Powerboats, Inc. (Emerald). The deal to acquire Emerald closed during the third quarter of 2005.  Terms of the deal were as follows:

a.
The Company paid 25 million shares of our common stock priced at approximately $.01 per share on the date of issuance to acquire controlling interest in Emerald Powerboats. Emerald Powerboats then went through two names changes to MRLD Holdings and ultimately Taj Systems, but it remained the same company.

b.	The Company received the aforementioned shell which was valued at $91,000 and $60,000 in cash.

Following the acquisition, the Company elected to have its shares in Emerald cancelled in exchange for a preferred share interest that may be converted into 7 millions shares, representing 40% of the total outstanding shares.

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE F—ACQUISITIONS (CONT’D)

LoboGaming Corporation (now a wholly owned subsidiary of Taj Systems) signed a licensing deal with a new licensee - TeenPatti.com.  The transaction was valued at $1,000,000 and concluded on 10/18/05. The contract increased the value of LoboGaming Corp as a company, as well as its parent, Taj Systems. Inc. [Pink Sheets: TJSS]. The Company continues to maintain approximately 40% equity ownership in Taj Systems

NOTE G—STOCK EXCHANGE

During the third quarter ending September 30, 2005, the Company entered into a stock exchange with Wall Street Inside Report, Inc. as explained below:

The Company issued to them 5,769,250 common shares in exchange for 11,538 common shares of Strategic Growth Ventures, Inc. [Pink Sheets: SGWV].

a.	This stock deal was a share exchange for equal valued shares.
b.	In addition to receiving the shares of SGWV, The Company also received three months of PR consulting work from Wall Street Inside Report, Inc.

NOTE H—SEGMENT REPORTING

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

NOTE I--NON-QUALIFIED STOCK COMPENSATION PLAN

In February 2004, the Company’s Board of Directors approved the 2004 Non-Qualified Stock Option Plan (the “Plan”). The Plan permits the following separate types of grant:

-- Options may be granted to purchase shares of our common stock,
-- Stock awards may be granted, and
-- Opportunities to make direct purchases of our stock may be authorized.

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

SENTICORE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE J—EQUITY

During 2004, the Company issued 94,991,130 common shares—21,840,924 for compensation services and 74,150,206 for interest, collateral on notes payable, and acquisitions.

During 2005, the Company issued 57,114,563 common shares--34,726,734 for services and 22,387,829 for cash.

NOTE K—NOTES PAYABLE

Notes payable at December 31, 2005 consist of the following:

Secured note payable to a related party.
Bearing 0% interest, demand note                         $314,058

Secured note payable to a related party
Bearing 0% interest, demand note                          300,000

                                                                         _______
Total                                                                  $614,058
                                                                         ======

NOTE L—COMMITMENTS

The Company leases its executive offices for approximately $981 per month. This noncancelable lease expires in February, 2008.

Future annual lease payments are as follows:

2006	$ 11,772
2007	$ 11,772
2008	$ 1,962

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

On August 18, 2004, we engaged Traci J. Anderson, C.P.A ("Anderson") as our principal independent public accountant to audit our financial statements as of and for the years ending December 31, 2005 and 2004.

Anderson’s report did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern.

We had no disagreements with Anderson during the audit engagements. Prior to the engagement of Anderson, we did not discuss any application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by Anderson.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Annual Report to Shareholders are as follows:

NAME	AGE	POSITION

Jay Patel	34	Chief Executive Officer and Chief Operating Officer
Carl Gessner	59	President/Chief Financial Officer/Secretary/Treasurer/Director

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

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005 and 2004 paid to Carl Gessner and Jay Patel, our current officers. No other executive officers received compensation during the fiscal year ended December 31, 2005 or 2004.

Summary Compensation Table

Name and Position	Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
		(1)	(2)	(3)	(4)
Carl Gessner, President	2005 2004	$75,000 $75,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Jay Patel, Chief Executive Officer	2005 2004	$125,000 $120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)	The dollar value of base salary (cash and non-cash) received.
(2)	The dollar value of bonus (cash and non-cash) received.
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
BENEFICIAL OWNERSHIP (1)

NAME AND ADDRESS	SHARES	PERCENT

Jay Patel (1) (2)	1,726,277	1.0%

Carl Gessner (1) (2)	837,772	0.5%

All directors and executive officers as a group (2 persons)	2,564,049	1.5%

(1)  Under Rule 13d-3, a beneficiary owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:  (1) voting power, which includes the power to vote, or to direct the voting shares; and (ii) investment power, which includes the power to  dispose or direct the disposition of shares.

(2)  All officers and directors can be contacted at the Company’s principal place of business located at 2450 Hollywood Blvd, Suite 102, Hollywood, Florida  33020.

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

We recognized $200,000 and $200,000 of employee compensation during the respective years ended December 31, 2005 and 2004. We believe these amounts represent the fair value of services provided to us by our officers during these years.

We have not entered into any type of employment agreement or other compensation program or other agreement with any current officer or director and do not expect that we will enter into such agreement until we consummate a business acquisition.

In December of 2004, we issued 10,000,000 restricted shares to Silver Star Capital Investors, Inc for the purchase of 50,000,000 shares of PokerBook Gaming Corp., and a controlling interest. In 2005, this transaction was completely unwound.

In December of 2004, we issued 1,363,700 shares to AdZone Research per the terms of an Exclusive Marketing Rights and Joint Venture Agreement. As a related fee to the same Agreement, we received 882,353 restricted shares from AdZone. Upon the registration or 144 legal opinions being complete, these shares will be distributed to our shareholders of the announced dividend record date. The common shares owned as of December 31, 2005 are 882,353.

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

As discussed in greater detail in Part 1, Item 1 above, on December 5, 2004, we entered into an agreement to acquire 79% of the issued and outstanding shares of Pokerbook Gaming Corporation (“Pokerbook”). Pokerbook exchanged 50,000,000 of its common shares for 10,000,000 shares of our shares. The 79% ownership of Pokerbook stock had resulted in a change of control in our favor. As previously mentioned, we completely unwound the transaction in 2005.

During the second quarter of 2004, we issued 58,000,000 shares of our common stock as potential partial consideration for a planned acquisition of Westar SA, a saw mill and timber plantation in Venezuela. 29,000,000 shares have already been cancelled as the transaction was terminated in 2005. Other shares have not been cancelled as they represented equity for capital contributions made to the Company

During the first quarter of 2004, we issued 10,500,000 shares to certain owners of Smith-Forestal; an entity that we anticipated acquiring. This transaction was also terminated in 2005, resulting in a Board decision to cancel all 10,500,000 shares. Counsel for Smith Forestal has confirmed they will be returning the shares, however, we are still awaiting the delivery of the shares from Smith Forestal. Upon receipt, these shares will officially be cancelled.

In February 2004, we commenced the 2004 Non-Qualified Stock Option Plan (the “Plan”). The Plan permits the following separate types of grant:

-- Options may be granted to purchase shares of our common stock,
-- Stock awards may be granted, and
-- Opportunities to make direct purchases of our stock may be authorized.

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

During the third quarter ended September 30, 2005, we entered into the following transactions:

10.
We acquired a 40% interest of LoboGaming, Inc., a Costa Rican company with no prior revenues or assets, other than its gaming software. Shortly thereafter, LoboGaming launched LoboPoker, an operating poker site.

11.	In the second week of July, we entered into a preliminary agreement to acquire a publicly traded pink sheet shell - Emerald Powerboats, Inc.

12.	The deal to acquire Emerald Powerboats, Inc. closed during the third quarter of 2005. Terms of the deal were as follows:
a.
We paid 25 million shares of our common stock priced at approximately $.01 per share on the date of issuance to acquire controlling interest in Emerald Powerboats. Emerald Powerboats then went through two names changes to MRLD Holdings and ultimately Taj Systems, but it remained the same company.

b.	We received the aforementioned shell which was valued at $91,000 and $60,000 in cash.

13.
The acquisition of Emerald Powerboats, Inc. officially closed in September of 2005. Following the acquisition we elected to have our shares cancelled in exchange for a preferred share interest that may be converted into seven million shares of Emerald Powerboats. Seven million shares represented approximately 40% of the outstanding shares of Emerald Powerboats on the Closing date.

14.
Emerald Powerboats, Inc. underwent a name change to MRLD Holdings on 9/26/05 as the former management had neglected to make a timely notice of a name change with the NASD one year prior to the acquisition..

15.
MRLD Holdings, Inc. officially closed on its acquisition of LoboGaming Corp on 9/29/05. We now maintained a direct equity interest in MRLD Holdings, and an indirect interest in LoboGaming Corp as it became a wholly owned subsidiary of MRLD Holdings, Inc.

16.	MRLD Holdings underwent a name change to become Taj Systems on 10/13/05.

17.	LoboGaming completed its proprietary TeenPatti (3-card poker) gaming software on 10/5/05.
a.	LoboGaming now owned a valuable asset in the completed Indian Poker software.
b.	Senticore originally assisted in the funding and development of the proprietary software, however, it was ultimately completed by the expert help brought in by the management of Taj Systems.

18.	LoboGaming Corporation (now a wholly owned subsidiary of Taj Systems) signed a licensing deal with a new licensee - TeenPatti.com. The transaction was valued at $1,000,000 and concluded on 10/18/05.
a.	The contract increased the value of LoboGaming Corp as a company, as well as its parent, Taj Systems. Inc. [Pink Sheets: TJSS]
b.	Senticore continues to maintain an equity interest in Taj Systems through its ownership of the Preferred shares convertible into seven million common shares of Taj Systems.

Stock Exchange

During the third quarter ending September 30, 2005, we entered into a stock exchange with Wall Street Inside Report, Inc. as explained below:

We issued to them 5,769,250 common shares in exchange for 11,538 common shares of Strategic Growth Ventures, Inc. [Pink Sheets: SGWV].

c.	This stock deal was a share exchange for equal valued shares.
d.	In addition to receiving the shares of SGWV, Senticore also received three months of PR consulting work from Wall Street Inside Report, Inc.

In the quarter ended June 30, 2005, we unwound the PokerBook Gaming acquisition by returning the assets to the original owner and receiving our common stock back.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION
NUMBER

3.01*                     Articles of Incorporation of Company
3.03*      Bylaws of Company
4.01*      Form of Common Stock Certificate
14.1                       Code of Ethics
31.1                       Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2                       Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1                       Section 1350 Certifications of Chief Executive Officer
32.2                       Section 1350 Certifications of Chief Financial Officer

*    Previously filed with the Securities and Exchange Commission and incorporated by reference

(b)   Reports on Form 8-K

During 2005, we filed 8-K’s disclosing the following:

On December 5, 2004, we executed a Plan of Exchange (the "Agreement"), between and among the Registrant, Jack E. Owens, a citizen and resident of Orange County ("Owens"), and Star Capital Investors("SCI"), LLC, a Florida Limited Liability Corporation controlled by Owens.

Pursuant to and at the closing of the Agreement, SCI will exchange their 50,000,000 common shares of Pokerbook Gaming Corporation ("POKG"), a corporation traded on the Over-the-Counter pinksheets, for 10,000,000 shares of the Registrant. Upon completion of the exchange, the Registrant will own approximately 79% of the issued and outstanding shares of POKG. This transaction was subsequently and completely unwound in 2005.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditors, Traci J. Anderson, CPA ("Anderson") for our audits of the annual financial statements for the years ended December 31, 2005 and 2004, and all fees billed for other services rendered by Anderson during those periods.

Year Ended December 31	2004		2004

Audit Fees (1)	$ 7,500	(2)	$ 7,500	(3)
Audit-Related Fees (2)	--		--
Tax Fees (3)	--		--
All Other Fees (4)	2,500		2,500
Total Accounting Fees and Services	$10,000		$10,000

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

SENTICORE, INC.

Date: April 17, 2006	By:	/s/ Jay Patel
Jay Patel CEO and COO

Date: April 17, 2006	By:	/s/ Carl Gessner
Carl Gessner President/Treasurer/Secretary/Director/CFO