Form 10QSB
period 2006-03-31
SENTICORE INC
filed 2006-05-22
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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
YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 22, 2006.

181,145,154 Common Shares

-0-  Preferred Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)

Index

Item 1. Financial Statements

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006

Assets

Current assets
Cash	$552
Available for sale investments	1,146,017
Total Current Assets	1,146,569

Total Assets	$1,146,569

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$406,183
Notes payable	300,000
Stockholders loans payable	314,058
Total Current Liabilities	1,020,241

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	-
Common stock, $.001 par value; 200,000,000 shares authorized;
181,145,154 shares issued and outstanding	181,145
Additional paid in capital	3,972,662
Retained deficit	(4,027,479)
Total Stockholders' Equity	126,328

Total Liabilities and Stockholders' Equity	$1,146,569

See notes to financial statements

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

					Cumulative
					Total Since
					Inception
	2006		2005		(January 5, 1999)
Revenue		$-		$-	$5,275

Expenses:
Stock based compensation		-		273,190	1,870,609
Stock based interest		-		-	471,420
Loss in equity of LLC		-		-	109,000
Unrealized loss on available for sale investments		192,715		-	197,715
Other selling, general and administrative expenses		62,405		161,951	1,378,010
Total expenses		255,120		435,141	4,026,754

Net loss from operations		(255,120)		(435,141)	(4,021,479)

Loss from disposal of fixed assets		-		-	(6,000)

Net Loss		$(255,120)		$(435,141)	$(4,027,479)

Net (loss) per share-
basic and fully diluted	$	*	$	*

Weighted average shares outstanding		181,145,154		135,474,112

* = less than $.01.

See notes to financial statements

Index
SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

			Cumulative
			Total Since
			Inception
	2006	2005	(January 5, 1999)

Cash flows from operating activities:
Net loss	$(255,120)	$(435,141)	$(4,027,479)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	-	3,500	24,318
Loss on disposal of fixed assets	-	-	6,000
Loss in equity of LLC	-	-	109,000
Stock based compensation	-	273,190	2,600,341
Stock based interest	-	-	495,170
Other stock based expenses	-	-	914,174
(Increase) decrease in other assets	-	-	-
(Increase) decrease in available for sale investments	192,715	-	(1,146,017)
Increase in accounts payable and accrued expenses	65,007	(66,169)	192,586

Net cash provided by (used in) operating activities	2,602	(224,620)	(831,907)

Cash flows from investing activities:
Goodwill acquired (given back to seller due to unwinding)	-	-	-
Software received (given back due to unwinding) in purchase of Pokerbook	-	-	(18,529)
(Purchases) of property, plant and equipment	-	-	(5,789)

Net cash provided by (used in) investing activities	-	-	(24,318)

Cash flows from financing activities:
Proceeds from borrowings under note payable	-	321,825	669,600
Repayments under note payable	-	-	(619,600)
Excess of outstanding checks over bank balance	(3,302)	-	-
Proceeds from sale of land	-	-	135,000
Incurrence (repayment) of advances	-	(107,600)	-
Advances from stockholder	-	11,250	112,413
Proceeds from issuance of common stock	-	-	539,518
Other capital contributions	-	-	19,846
Net cash provided by (used in) financing activities	(3,302)	225,475	856,777

Net increase in cash	(700)	855	552

Beginning balance of cash	1,252	-	-

Ending balance of cash	$552	$855	$552

See notes to financial statements

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005 contained in our Form 10-KSB.

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

Index

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

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through March 31, 2006 Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Reclassifications

Certain amounts in the March 31, 2006 financial statements have been reclassified to conform to the presentation in the 2005 financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and have a significant stockholders' deficit March 31, 2006. In addition, as a holding company, we had no revenue generating operations at the end of the first quarter of fiscal year 2006. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our plans include consummating various acquisitions of operating companies as discussed in our audited financial statements included in Form 10-KSB. In the interim, we plan to continue to fund our operating expenses through the issuance of our common stock for cash and to continue to borrow from certain shareholders or unrelated parties. However, there is no assurance that we will be successful in our efforts to raise capital, and/or in our efforts to complete these transactions or to locate and merge with, acquire, or develop any other suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Index

NOTE B - SIGNIFICANT FIRST QUARTER EVENTS

Material Contracts

There were no material contracts in the first quarter of 2006. However, subsequent to the first quarter ended March 31, 2006, we entered into the following transaction:

On May 12, 2006, we entered into an Agreement and Plan of Reorganization (the “Agreement”), with Integrative Health Technologies, Inc., an Illinois corporation (“IHT”), the common stockholders of IHT (the “IHT Stockholders”) and Jay Patel. Pursuant to the terms of the Agreement, all of the 78,188,538 shares of common stock, $.0001 par value, of IHT (the “IHT Common Stock”) issued and outstanding prior to the closing, will be exchanged in the aggregate for 20,000,000 shares of Series A Convertible Preferred Stock, $.001 par value, of us (the “Convertible Preferred Stock”). As a result of the exchange, IHT will become our wholly-owned subsidiary, and the shareholders of IHT will have voting control of the Registrant. A copy of the Agreement is attached as Exhibit 10.1 to a Form 8-K filed on May 16, 2005 and is incorporated by reference.

Each share of Convertible Preferred Stock has the right to convert into 400 shares of common stock, $.001 par value, of us (the “Senticore Common Stock”), and the right to vote on an as converted basis with each share of our Common Stock. The Convertible Preferred Stock is non-participating as to dividends and other distributions by us. The Certificate of Designation of the Convertible Preferred Stock, which will be filed with the Secretary of State of Delaware, also contains certain other covenants to protect the priority of the Convertible Preferred Stock, and its claim to our assets in certain events, all of which are set forth in Exhibit A to the Agreement, attached as Exhibit 10.1 hereto.

We, IHT and the IHT Stockholders have structured a merger transaction in which the holders of the outstanding shares of our Common Stock and the IHT Stockholders will together become our shareholders, and their plan is that all shareholders shall be provided with an equity participation in us which is the equivalent of the dollar value of their equity interests on the date of closing. The calculation of dollar value of equity interests excludes any compensation to the parties for dilution resulting from the transaction. Moreover, no additional or inside compensation or additional common shares of us shall be provided to any board members, officers or any group of our shareholders pursuant to the contemplated transactions, other than the calculated value of their shares at closing.

After giving effect to the transaction, we will own all of the issued and outstanding shares of IHT and IHT will become our wholly-owned subsidiary. The IHT Stockholders will have voting control of us, amounting to approximately 97.7% of the total combined voting power of us.

Index

IHT is engaged in the research and development of healthcare products and technologies, and its headquarters are located in San Antonio, Texas. IHT has an unaudited balance sheet as of April 30, 2006, presenting total assets of $8,097,515 and stockholders equity of $7,710,883. IHT intends to file an amendment to this Form 8-K within 71 calendar days disclosing its audited and pro forma combined financial statements with us, as required by Item 9.01 of Form 8-K.

As previously reported, we filed a Form N-54A with the Commission on February 11, 2005 and elected to become a business development company subject to Sections 55 through 65, among others, of the Investment Company Act of 1940, as amended. As a result of this transaction, IHT will become our largest portfolio company. In addition, the management of IHT, will become our new management, after the filing of a Schedule 14F-1 with the Commission and the required waiting period. The new management intends to continue to operate us as a business development company and to make additional acquisitions limited to the healthcare and related industries.

The shares of Convertible Preferred Stock to be issued pursuant to the Agreement will constitute restricted shares in the hands of the IHT Stockholders, and the underlying shares of common stock may become eligible for sale after a one year holding period pursuant to Rule 144. As a result of the acquisition, we will have an 181,145,154 shares of common stock issued and outstanding, and 20,000,000 shares of Convertible Preferred Stock issued and outstanding.

We anticipate closing the transactions contemplated herein by May 19, 2006, unless later agreed to by the parties. In addition, there are certain conditions of closing to the parties obligations to consummate the merger, such as the satisfactory completion of a due diligence investigation of each other, which are set forth in the Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2006 and the statements of operations and cash flows as of and for the three months ended March 31, 2006 and 2005 included with this Form 10-QSB, as well as the audited financial statements included in our Form 10-KSB. In addition, readers are referred to the cautionary statement on pages 11 and 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception and through the end of the March 31, 2006 quarter, we have only generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Index

Results of Operations

We did not generate any revenues during the three months ended March 31, 2006 and 2005. Our respective net losses for the quarter ended March 31, 2006 and 2005 were $255,120 and $435,141 (of which $-0- and $273,190 were non-cash compensation expenses, respectively.) Our stock based expenses decreased significantly because we became a business development company in 2005 and used less of our common stock as a vehicle to pay various consultants that were, and are, helping us develop our business plan and operations. In addition, our cash based expenses have also increased significantly as we have begun to develop infrastructure and incur other costs necessary to implement our planned principal operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2006 was $2,602 as compared with net cash used in operating activities of $224,620 for the three months ended March 31, 2006. The increase in net cash provided by operating activities is attributable to a lesser net loss in 2006 and a decrease in available for sale securities in 2006.

Net cash used by financing activities for the three months ended March 31, 2006 was $3,302 as compared with net cash provided by financing activities of $225,475 for the three months ended March 31, 2006. The decrease in net cash provided by financing activities is attributable to proceeds from notes payable in the 2005 period and no financings of debt or equity in the first quarter of 2006.

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

Index

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

Index

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

Index

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

Conclusions

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Index

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

Subsequent to March 31, 2006, a majority of our common shareholders voted in favor of entering into an Agreement and Plan of Reorganization as discussed above.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification Pursuant to Section 302
31.2 Certification Pursuant to Section 302
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b)	Reports on Form 8-K.

Entry into an Agreement and Plan of Reorganization and related Agreement and Plan of Reorganization is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jay Patel	CEO & COO	May 22, 2006
Jay Patel

/s/ Carl Gessner	President, Treasurer, Secretary, Director, CFO	May 22, 2006
Carl Gessner