Form 10QSB
period 2006-08-21
Integrative Health Technologies, Inc.
filed 2006-08-22
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act
Transition period from _________ to _________

Commission File Number: 333-87111

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)
(Exact name of registrant as specified in charter)

DELAWARE	11-3504866
(State of or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4940 Broadway, Suite 202
San Antonio, TX 78209
(Address of Principal Executive Offices)

(210) 824-4200
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 1, 2006.

180,458,487 Common Shares
20,000,000 Series A Convertible Preferred Shares

Transitional Small Business Disclosure Format: YES ☐ NO ☒

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)

PART I.  - FINANCIAL INFORMATION

Item 1. Financial Statements

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash	$112
Total available for sale investments	2,664,796
Total Current Assets	$2,664,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$393,683
Notes payable	300,000
Stockholders loans payable	314,058
Total Current Liabilities	$1,006,741

STOCKHOLDERS' EQUITY
Preferred stock, $0.01par value, 20,000,000 shares authorized,	$--
Common stock, $0.001 par value, 200,000,000 shares authorized, 181,145,154 issued and outstanding	181,145
Additional Paid in Capital	3,972,662
Retained Deficit	(2,495,640)
Total Stockholders' Equity	$1,658,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,664,908

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ending June 30, 2006 and 2005

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUES:
Sales	$--	$--	$--	$--

OPERATING EXPENSES:
Other general and administrative	$13,940	$22,698	$76,345	$184,649
Stock Based Interest
Stock Based Compensation				273,190
Total Expenses	$13,940	$22,698	$76,345	$457,839

LOSS FROM OPERATIONS	$(13,940)	$(22,698)	$(76,345)	$(457,839)

Non-operating Activity:
Unrealized gain (loss) - Portfolio	1,545,779	--	1,353,064	--
Net Income (Loss)	$1,531,839	$(22,698)	$1,276,719	$(457,839)

Basic and fully diluted loss per share	$0.008456	$(0.000152)	$0.007048	$(0.003074)

Weighted average shares outstanding	181,145,154	148,917,434	181,145,154	148,917,434

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SENTICORE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2006 and 2005

	For the six months ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss or Gain	$1,276,719	$(457,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	--	273,190
Stock based interest	--	--
Other stock based interest	--	--
Other stock based expenses	--	--
(Increase) decrease in available for sale investments	(1,353,064)	--
(Increase) decrease in other assets:
Advances to employees	--	--
Security deposits	--	2,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	65,007	(200,049)
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES	$(11,338)	$(382,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of notes payable	$13,500	$371,825
Repayment of notes payable	--	(19,467)
Excess of Outstanding checks over bank balance	(3,302)	--
Proceeds from sale of common stock	--	30,000
Advances to affiliate	--
Advances to stockholder	--	1,000
Repayments to stockholder	--	--
NET CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES	$10,198	$383,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,140	$660

CASH AND CASH EQUIVALENTS:
Cash, beginning of the period	1,252	(9)
Cash, end of the period	$112	$651

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SENTICORE, INC.
(F/K/A HOJO HOLDINGS, INC.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Senticore, Inc. fka Hojo Holdings, Inc. (referred to as “the company,” “we,” “us,” or “our”) was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of our accounting policies and procedures have not yet been established.

Issuances and Sales of Common Shares

During the periods covered by these financial statements and subsequent thereto we did not issue shares of common stock. On May 23, 2006 a certificate for 914,917 shares was issued to Jay Patel, the previous CEO, and a certificate for 609,944 shares was issued to Carl Gessner, the previous President. The previous management has informed us that these certificates do not represent additional shares issued, but were replacements for previously issued certificates. As of this filing, the company has reconciled the issuance of these certificates and in communication with Messrs. Patel and Gessner as works to effect a complete reconciliation.

During the period covered by these financial statements, we did issue 20,000,000 shares of Series A Convertible Preferred Stock to the former shareholders of Integrative Health Technologies, Inc., with whom we entered into an Agreement and Plan of Reorganization, dated May 12, 2006, which is discussed under the caption “Material Contracts” set forth below. The shares of Series A Convertible Preferred Stock are convertible into 400 shares of common stock, and vote on an “as converted” basis with the shares of common stock. Integrative Health Technologies is now a wholly owned subsidiary of our Company. The shares of Series A Convertible Preferred Stock were issued in reliance on an exemptions from registration provided by Section 4(2) under the Securities Act of 1933, and Section 4(6) of the Securities Act of 1933.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005 contained in our Form 10-KSB.

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

Stock-Based Compensation

We are a Business Development Company governed by, among other things, Section 55 to 65 of the Investment Company Act of 1940, as amended. As such, the issuance of stock for services is generally prohibited. However, certain limited stock based compensation plans are permissible, and if we implement one we intend to account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

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

Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) through June 30, 2006. Certain stock options and warrants have been issued, however they are ignored in the loss per share calculations as they are anti-dilutive. Accordingly basic and diluted net loss per share is identical for each of the periods in the accompanying statements of operations

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The $1,545,779 net profit shown above, as compared to the $22,698 loss for the same quarter in 2005, represents the first quarterly operating profit since the inception of the company. We had no revenue generating operations at the end of the second quarter of fiscal year 2006. Our profit for this quarter was attributable to an increase in the securities we hold in our portfolio companies, the majority of which was realized from the increase in the value of our portfolio company, Taj Systems (TJSS).

Subsidiary Not Included In Financial Statements

The Company has a new subsidiary due to the acquisition of Integrative Health Technologies, Inc., an Illinois corporation (“IHT”) described in “Material Contracts” below. Although we are currently having an independent audit conducted of IHT, we have yet to receive the results of this audit. Accordingly IHT’s assets and liabilities are not included in this report.

NOTE B - SIGNIFICANT FIRST QUARTER EVENTS

Material Contracts

On May 12, 2006, we entered into an Agreement and Plan of Reorganization (the “Agreement”), with IHT, the common stockholders of IHT (the “IHT Stockholders”) and Jay Patel. The Agreement closed on June 3, 2006. Pursuant to the terms of the Agreement, all of the 78,188,538 shares of common stock, $.0001 par value, of IHT (the “IHT Common Stock”) issued and outstanding prior to the closing, were exchanged in the aggregate for 20,000,000 shares of Series A Convertible Preferred Stock, $.001 par value, of us (the “Convertible Preferred Stock”). As a result of the exchange, IHT became our wholly-owned subsidiary, and the IHT Stockholders will have voting control of the Registrant. A copy of the Agreement is attached as Exhibit 10.1 to a Form 8-K filed on May 16, 2005 and is incorporated by reference.

Each share of Convertible Preferred Stock has the right to convert into 400 shares of common stock, $.001 par value, of us (the “Senticore Common Stock”). Until converted, each share of Convertible Preferred Stock has the right to vote on an “as converted” basis on matters submitted for vote to holders of our Common Stock. Holders of Convertible Preferred Stock and holders of IHT Common Stock have 97.7% and 2.3% of the voting power respectively. The Convertible Preferred Stock constitutes restricted shares in the hands of the IHT Stockholders, and the underlying shares of common stock may become eligible for sale after a one year holding period pursuant to Rule 144.

The Convertible Preferred Stock is non-participating as to dividends and other distributions by us. The Certificate of Designation of the Convertible Preferred Stock, which was filed with the Secretary of State of Delaware, also contains certain other covenants to protect the priority of the Convertible Preferred Stock, all of which are set forth in Exhibit A to the Agreement, which is incorporated by reference herein.

IHT is engaged in the research and development of healthcare products and technologies, and its headquarters are located in San Antonio, Texas. IHT intends to file a Form 8-K/A as soon as practicable, disclosing its audited and pro forma combined financial statements, as required by Item 9.01 of Form 8-K.

As previously reported, we filed a Form N-54A with the Commission on February 11, 2005 and elected to become a business development company subject to Sections 55 through 65, among others, of the Investment Company Act of 1940, as amended. As a result of this transaction, IHT has become our largest portfolio company. In addition, the management of IHT has become our new management, after the filing of a Schedule 14F-1 with the Commission and the required waiting period.

NOTE C - OTHER RELATED PARTY TRANSACTIONS

Various stockholders have advanced funds to us from time to time. The net balance of these advances, which are reflected as due to stockholders in the accompanying balance sheet, are unsecured, non-interest bearing and due on demand. Imputed interest has been included in the financial statements herein with a charge to interest expense and a credit to equity.

Issuance of additional shares during the quarter

On May 23, 2006 a certificate for 914,917 shares was issued to Jay Patel, the previous CEO, and a certificate for 609,944 shares was issued to Carl Gessner, the previous President. The previous management has informed us that these certificates do not represent additional shares issued, but were replacements for previously issued certificates. As of this filing, the company has not fully reconciled the issuance of these certificates and is in communication with Messrs. Patel and Gessner as a means to effect a complete reconciliation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2006 and the statements of operations for the three months ended June 30, 2006 and 2005, the statements of cash flow for the six months ended June 30, 2006, and the Quantitative and Qualitative Disclosures About Market Risk included with this Form 10-QSB as well as the audited financial statements included in our Form 10-KSB for the fiscal year ending December 31, 2005. In addition, readers are referred to the cautionary statement on page 11, which addresses forward-looking statements. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception in January 1999 through the end of the June 30, 2006 quarter, we have generated $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash).

Introduction

Reorganization, restructuring and cost-cutting. As part of our reorganization and restructuring plan, implemented the following changes in the company’s operating procedures and policies:

Consolidation of the duties of the Board Chairman, President, CEO and CFO into a single executive position. Gilbert Kaats has assumed the responsibilities of all four executive positions and will receive no compensation from June 3, 2006 to August 21, 2006 as set forth below. Additionally, although Dr. Kaats’ annual salary had been set at $20,000 a month, for the balance of this year he has agreed to limit his compensation to half this amount, or $10,000 a month. He has not and will not receive stock options or stock compensation during 2006. Furthermore, no executive salaries have been paid since the date of the acquisition of IHT.

Directors’ and Officers’ Compensation. We are reviewing our policies on the compensation of directors and officers in efforts to better align company performance with compensation while still attracting the requisite level of management talent.

Cash flow. Since its inception, the company has had $5,275 of revenues ($5,000 of which resulted in us receiving stock in lieu of cash). Absent cash flow from operations, the company reported that “...we plan to continue to fund our operating expenses through the issuance of our common stock for cash and to continue to borrow from certain shareholders or unrelated parties.” The Company now requires all of its portfolio companies to provide a percentage of their gross receipts from sales and services in order to reduce the problems faced by an absence of cash flow and the need to issue additional shares or acquire loans. For example, the cash flow for July of 2006 alone was more than 4 times as much as the company previously experienced over the past 7 years.

Limiting the scope of operations. Over the years the company has been involved in transactions including a wide variety of industries. Under the reorganization and restructuring, the company is now focusing on projects and portfolio companies in the healthcare and nutritional industries—industries in which the current management has decades of experience and has developed networking relationships over the past three decades. For example, our subsidiary, IHT has assembled a highly qualified scientific advisory board, accumulated state-of-the-art testing technologies and an extensive database to support its portfolio companies. It is our view that focusing on healthcare and nutritional companies, and taking advantage of the qualifications of our management and our scientific board, testing technologies and database will result in both increased revenues and decreased expenses.

Recapture of improperly issued shares. On October 14, 2003 the company issued a letter to Harris Investor Services, LLC after learning that the broker’s client “…was holding in his account 100,000 shares of Senticore stock, to which he was not properly entitled…” The company requested that the shares “…should not be permitted to be sold or moved until such a time as the matter is resolved. We consider these shares to be improperly issued and not owned by [your client].” We are currently investigating, with the assistance of counsel, whether there are other purported shares which ought to be canceled. Since June 3, 2006 we have recaptured 686,667 shares that were previously issued for acquisitions that were not consummated. The Company is also looking into 39,500,000 shares issued in conjunction with the failed Westar acquisition. As reported in the company’s previous filings, these were to have been returned, but have not been returned as of yet.

Exchange of assets for liabilities. As reported in the Closing Agreement, an agreement was reached with creditors to reduce their liabilities through award to restricted common shares in our portfolio company, Taj Systems, using a share value of TJSS of $0.28/share. This transaction resulted in the issuance of 437,144 Taj shares to the Former CEO, Jay Patel, and the former President, Carl Gessner, and issuance of 2,193,062 shares to The Nutmeg Group, LLC for the reduction of shareholder loans. This transaction resulted in a total reduction of the company’s liabilities of $736,458.

Dividend. On December 29, 2004 the company received 882,353 restricted shares in AdZone Research, Inc. (ADZR) as a result of a joint venture transaction with AdZone. The previous management of the Company told our shareholders that the Company wanted to distribute the AdZone shares to our shareholders by way of a dividend. This would be contingent upon registration of the shares or an applicable exemption under securities laws.

In an effort to honor the statements of previous management, current management announced on June 27, 2006 its intention to sell the AdZone shares and distribute the proceeds by way of a dividend to shareholders of record as of June 30 2006.

At the time, AdZone shared traded around $0.67 per share, and management estimated that it could realize sufficient proceeds to make such a dividend possible. However, on July 5, 2006 the SEC suspended trading in AdZone shares. Trading resumed on July 27, 2006. Adzone opened around $0.03 per share and has been trading around $0.02 per share lately. It is unclear what proceeds can be realized from the sale of the Company’s AdZone shares, or whether it will be practical to incur the expenses of distributing such a dividend and the company continues to evaluate the options for meeting the previous management’s commitment to our shareholders.

Results of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUES:
Sales	$--	$--	$--	$--

OPERATING EXPENSES:
Other general and administrative	$13,940	$22,698	$76,345	$184,649
Stock Based Interest
Stock Based Compensation				273,190
Total Expenses	$13,940	$22,698	$76,345	$457,839

LOSS FROM OPERATIONS	$(13,940)	$(22,698)	$(76,345)	$(457,839)

Non-operating Activity:
Unrealized gain (loss) - Portfolio	1,545,779	--	1,353,064	--
Net Income (Loss)	$1,531,839	$(22,698)	$1,276,719	$(457,839)

Basic and fully diluted loss per share	$0.008456	$(0.000152)	$0.007048	$(0.003074)

Weighted average shares outstanding	181,145,154	148,917,434	181,145,154	148,917,434

We did not generate any operating revenues during the six months ended June 30, 2006 and 2005. Unrealized appreciation in certain portfolio companies resulted in a profitable quarter for the 2006 period. Absent this appreciation the Company would have generated a loss in the amount of $76,345. Our respective net income and (losses) for the quarter ended June 30, 2006 and 2005 were $1,276,79 and $(457,839); of which $-0- and $273,190 were non-cash compensation expenses, respectively. Stock based expenses has decreased significantly since becoming a business development company in 2005, which restricts the use of issuing common stock as a vehicle to pay various consultants.

Selling, General and Administrative Expenses

We have incurred no selling, general and administrative expenses other than those shown above.

Impairment Loss and Depreciation

None during this period.

Other Income and Realized Gain

There was no other income or realized gain during this period.

Interest Expenses, Net

No interest was paid or earned during this period and none was due at the end of the period.

Income Taxes

There are currently no Federal or State income taxes due and we are currently verifying all information before listing the cumulative Net Operating Loss as an asset.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended June 30, 2006 was $11,338 as compared with net cash used by operating activities of $382,698 for the six months ended June 30, 2005. Although profitable for the six months ended June 30, 2006 there was no cash provided from operating activities since the profitability was attributable to unrealized appreciation in securities available for sale.

Net cash provided by financing activities for the six months ended June 30, 2006 was $10,198 as compared with net cash provided by financing activities of $383,358 for the six months ended June 30, 2005. The increase in net cash provided by financing activities is attributable to proceeds from notes payable in the 2006 period and proceeds from notes payable less the effects of repayments on shareholder loans in the 2005 period.

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

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since our inception and through the end of the June 30, 2006 quarter, we have only generated $5,275 of revenues.

Item 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chairman and Chief Executive Officer, Gilbert R. Kaats, ("CEO/CFO"). In this section, we present the conclusions of our CEO/CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO/CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO/CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO/CFO and the CEO/CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Item 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

1.
The impending issuance of up to 8 billion shares. To acquire IHT as a wholly-owned subsidiary in conjunction with our merger and reorganization plan, Senticore issued IHT 20,000,000 preferred shares with a 400 to 1 exchange ratio into common stock. Thus, the 20 million preferred shares can be converted into 8 billion common shares. This conversion can begin at any point in time, and some of the shares will be eligible for trading pursuant to Rule 144 on or about June 3, 2007, and many of the 8 billion shares can be sold into the market place on or about June 3, 2008, pursuant to Rule 144K without regard to any volume limitations, subject, of course, to the affiliate and other requirements of Rule 144K.

2.
Uncertainties of reorganization and restructuring. Investors are likely to experience some risk in connection with our efforts to reorganize and restructure the company, particularly with regard to past policies and program with which we disagree. This type of restructuring can place a heavy burden on executive time and the consequent expenses we are likely to incur.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

Item 2. Defaults Upon Senior Securities

NONE.

Item 3. Submission of Matters to a Vote of Securities Holders

NONE.

Item 4. Other Information

As previously reported in a Form 8-K filed with the Commission on May 16, 2006, we stated that there were 20,000,000 shares of Series A Convertible Preferred Stock, $.001 par value, issued in connection with the Agreement and Plan of Reorganization, dated May 12, 2006, to shareholders of Integrative Health Technologies, Inc The Series A Convertible Preferred Stock is convertible upon issuance into 400 shares of common stock, and it votes on an “as converted” basis with the common stock. Accordingly, the 20,000,000 shares of Series A Convertible Preferred Stock are convertible into an aggregate 8,000,000,000 shares of common stock, some of which shares will be eligible for sale pursuant to Rule 144 on or about June 3, 2007, subject to the requirements and limitations of such Rule, and pursuant to Rule 144K on or about June 3, 2008, subject to the requirements and limitations of such Rule.

Item 5. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification Pursuant to Section 302

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b)	Reports on Form 8-K.

-Form 8-K, filed May 16, 2006 - reporting the entry into an Agreement and Plan of Reorganization with Integrative Health Technologies, Inc.

-Form 8-K, filed June 8, 2006 - reporting the closing of the transactions contemplated by the Agreement and Plan of Reorganization.

-Form 8-K, filed August 2, 2006 - reporting a change in our company’s, the resignation of Carl Gessner as President and Director, and assumption by Gilbert R. Kaats of the duties of President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2006	/s/ Gilbert R. Kaats
Gilbert R. Kaats
Chairman and Chief Executive Officer

August 21, 2006	/s/ Gilbert R. Kaats
Gilbert R. Kaats
Chief Financial Officer