Form 10QSB
period 2006-12-20
Integrative Health Technologies, Inc.
filed 2006-12-21
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended: September 30, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

Commission File Number: 814-00699

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A SENTICORE, INC.)
(F/K/A HOJO HOLDINGS, INC.)
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	11-3504866 (IRS Employer Identification Number)

4940 Broadway, Suite 201
San Antonio, TX 78209
(Address of Principal Executive Offices)

(210) 824-4200
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filed ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 20, 2006, the registrant had 144,735,787 shares of common stock issued and outstanding.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A SENTICORE, INC.)

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Portfolio of Investments for September 30, 2006 (unaudited)
Balance Sheets for Sept 30, 2006 and Sept 30, 2005 (unaudited); and Dec 31, 2005 (audited)
Statements of Operations for the three months and nine months ended Sept 30, 2006 and Sept 30, 2005 (unaudited); and year ending Dec 31, 2005 (audited)
Statements of Changes in Net Assets for nine months ended Sept 30, 2006 (unaudited) and year ending Dec 31, 2005 (audited)
Statement of Stockholders' Equity (Capital Deficit) from inception through September 30, 2006 (unaudited)
Statements of Cash Flows for the nine months ended Sept 30, 2006 and Sept 30, 2005 (unaudited)
Notes to Financial Statements
1.	FORMATION AND OPERATIONS OF THE COMPANY
Formation
Business Description
2.	SIGNIFICANT ACCOUNTING POLICIES
Development Stage
Basis of Presentation
Management’s Use of Estimates
Stock-Based Compensation
Valuation of Long-Lived and Intangible Assets
Earnings/(Loss) Per Share
3.	INCOME TAXES
4.	RELATED PARTY TRANSACTIONS
5.	FINANCIAL HIGHLIGHTS FROM ACQUISITION OF HOJO HOLDINGS IN 2003 TO CURRENT QUARTER IN GRAPHIC REPRESENTATIONS FOR:
Number of Issued and Outstanding Shares
Net Profit/(Loss) (by quarters and cumulative)
Net Assets per quarter
Shareholder’s Equity
Equity per Share
6.	SUBSEQUENT EVENTS
Exchange of Assets for Liabilities
Reverse Split
Reduction of Conversion Ratio of Preferred Stock from 400 to 1 to 2 to 1
De-electing to be Regulated as a BDC

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statement
Overview and History
Operating Changes Reported in the Company’s Form 10-QSB
Previous Investment Strategy
Changes in Investment Strategy and Operating Policies and Actions Taken by Current Management
Board of Directors passed a resolution recommending the Company withdraw its BDC status
Board of Directors passed a resolution recommending a reverse split of the Company’s stock
Board of Directors passed a resolution recommending conversion ratio of preferred stock from 400 to 1 to 2 to 1
Company receives an independent audit of its portfolio company, IHT-IL
IHT-IL’s Scientific Advisory Board agreed to serve as IHHT’s Scientific Advisory Board
Company acquires three wholly owned portfolio companies in the healthcare industry
Liabilities reduced through exchanging or selling of shares in non-core investments
Issuance of new shares suspended as of June 3, 2006
Number of outstanding shares reduced by recapturing and exchanging shares in non-core investments
Plan to liquidate all non-core investments adopted
Operating expenses met through managerial fees received from portfolio companies
Activities of Portfolio Companies
Health and Medical Research, Inc.
HealthTech Development, LLC
HealthTech Products, LLC
Results of Operations
Sales Revenues
General and Administrative Expenses
Other Income (Expenses)
Liquidity and Capital Resources
Critical Accounting Policies

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Impending Issuance of 40 million shares after reverse split is consummated
Reverse stock split
Uncertainties of reorganization and restructuring
Uncertainties of resolution of unresolved issues inherited from previous management

Item 4.    Controls and Procedures
Quarterly evaluation controls
CEO/CFO Certifications
Disclosure controls and internal controls
Limitations on the effectiveness of controls
Scope of the evaluation
Conclusions

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Securities Holders
Item 5.    Other Information
Item 6.    Exhibits
            Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
PORTFOLIO OF INVESTMENTS (1)
(UNAUDITED)

	For the Quarter Ending September 30, 2006
	Value	% of Net Assets

INVESTMENTS:	$--	0%
PRIVATE COMPANIES (2)	$7,537,640	82.6%
PUBLIC COMPANIES (3)	$576,741	6.3%
PRIVATE INVESTMENT FUNDS (4)	$110,000	1.2%
TOTAL INVESTMENTS	$8,224,381	90.1%

OTHER ASSETS
Cash	$29,860	0.3%
Pre-paid clinical trials (5)	$1,234,463	13.5%
Furniture, Fixtures, Software, and vehicles (6)	$23,000	0.3%
Note Receivable from sale of Taj Systems shares	$225,171
Total Other Assets	$1,287,323
TOTAL ASSETS	$9,511,704

LIABILITIES
Accounts Payable	$(381,225)	-4.2%
Notes Payable	$--	0.0%
Stockholder Loans Payable	$--	0.0%
Total Current Liabilities	$(381,225)

NET ASSETS	$9,130,479	100%

Amount/Shares

ORIGINAL BASIS OF INVESTMENTS IN CONTROLLED PRIVATE COMPANIES (1)	Acquisition Date	Cost	FMV	Change
100% Health and Medical Research, Inc.	August 2006	$6,531,106	$7,204,363	$673,257
100% HealthTech Products, LLC	August 2006	$132,259	$152,977	$20,718
100% HealthTech Development, LLC	August 2006	$--	$180,300	$180,300
Total Basis in Controlled Companies		$6,663,365	$7,537,640	$874,275

ORIGINAL BASIS OF INVESTMENTS IN PUBLIC COMPANIES (1)	Shares	Cost	FMV	Change
Taj Systems (TJSS)	3,135,905	$577,902	$564,463	$(13,439)
AdZone Research (ADZR)	882,353	$--	$11,471	$11,471
Beere Financial (BRFG)	2,307	$10,000	$807.00	$(9,193)
		$587,902	$576,741	$(11,161)

		Cost	FMV	Change
TOTAL INVESTMENTS		$7,251,267	$8,224,381	$973,115
OTHER ASSETS		$1,287,323	$1,287,323	$--
LIABILITIES ("Cost" refers to amount of the Companies liabilities at the end of the previous quarter)		$(1,006,741)	$(381,225)	$625,516
NET ASSETS --100%		$7,531,848	$9,130,479	$1,598,631

(1)
In preparing this filing we used information reported in the Company's previous filings as a small business which was inconsistent with the format required for a BDC. Therefore, interpretations were made by the current management to include information from the previously filed 10-QSBs and 10-KSBs. Additionally, insufficient records were obtained from the previous management to verify the information used from the 2004 10-KSB, all three 2005 10-QSBs, the 2006 10-KSB, the 2005 QSB for the quarters ending March and June 2006.

(2)
On September 30, 2006 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of these controlled affiliated securities on September 30, 2006 was determined using the independent auditor's evaluation of assets acquired from Integrative Health Technologies, Inc of ILL and subsequently updated by management through September 30, 2006.

(3)	Calculated using closing price on September 30, 2006 for the following publicly-traded companies

	# Shares	Price per share	FMV
Taj Systems (TJSS)--Closing Price on Sept 30, 2006 = $0.18	3,135,905	$0.18	$564,463
AdZone Research (ADZR)-- Closing Price on Sept 30, 2006 = $0.013	882,353	$0.01	$11,471
Beere Financial (BRFG)--Closing Price on Sept 30, 2006 = $0.35	2,308	$0.35	$808
Total value of Stock in Public Companies			$576,741

(4) The Justice Fund, 1,000,000 shares in a privately held corporation @ $.11 share	1,000,000	$0.11	$110,000
(5) Value from independent auditor's report of assets from acquisition of IHT of IL			$1,234,463
(6) Vehicles ($13,000 ); Furniture & Fixtures ($10,000 )			$23,000

Notes to Financial Statements are an integral part of these Financial Statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
BALANCE SHEET
(UNAUDITED)

	Sept 30	Sept 30	Year Ending
	2006	2005	2005
	Unaudited	Unaudited	as Senticore
	As IHHT	As Senticore*	Audited*
INVESTMENTS:
PRIVATE COMPANIES (2)	$7,537,640	$--	$--
PUBLIC COMPANIES (3)	576,741	57,693	138,732
PRIVATE INVESTMENT FUNDS (4)	110,000	189,000	--
TOTAL INVESTMENTS	$8,224,381	$246,693	$138,732

OTHER ASSETS
Cash	$29,860	$3,390	$1,252
Pre-paid clinical trials (5)	1,234,463	--	--
Furniture, Fixtures, Software, and vehicles (6)	23,000	5,867	--
Total Other Assets	$1,287,323	$9,257	$1,252
TOTAL ASSETS	$9,511,704	$255,950	$139,984

LIABILITIES
Accounts Payable	$(381,225)	$(72,147)	$344,478
Notes Payable	--	(300,000)	300,000
Stockholder Loans Payable	--	(315,058)	314,058
TOTAL LIABILITIES	$(381,225)	$(687,205)	$958,536

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value, 200,000,000 shares authorized, 181,125,145; 181,145,154; 180,845,154; & 181,145,154 issued &outstanding	$181,125	$180,845	$181,145
Additional Paid-in-Capital, Common	3,972,642	3,816,430	3,972,662
Preferred stock ($0.01 par value, 20,000,000 authorized, 20,000,000 issued and outstanding)	200,000	--	--
Additional Paid-in-Capital, Preferred	7,750,688	--	--
Accumulated Deficit	(2,973,976)	(4,428,530)	(3,772,359)
TOTAL STOCKHOLDERS' EQUITY	$9,130,479	$(431,255)	$381,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,511,704	$255,950	$1,339,984

* Based on information recorded in 2005 10-KSB and QSBs which is unverified by present management.

Notes to Financial Statements are an integral part of these Financial Statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
STATEMENTS OF OPERATIONS & RETAINED DEFICIT

	For three months ending		For nine months ending		For Year
	Sept 30	Sept 30	Sept 30	Sept 30	Ending
	2006	2005	2006	2005	2005
	as IHHT	as Senticore	as IHHT	as Senticore	as Senticore
	Unaudited	Unaudited	Unaudited	Unaudited*	Audited*
INCOME:
Managerial Fees from Portfolio Companies	$62,281	$--	$62,281	$--	$--
Total Income	$62,281	$--	$62,281	$--	$--
EXPENSES:
Administrative expenses and fees	10,076	$136,202	$86,421	$298,153	$55,172
Goodwill Impairment	--	140,000	--	140,000	--
Stock Based Compensation	--	--	--	273,190	--
Total Expenses	$10,076	$276,202	$86,421	$711,343	$55,172

NET INVESTMENT INCOME (LOSS)	$52,205	$(276,202)	$(24,140)	$(711,343)	$(55,172)

NET REALIZED GAIN (LOSS) ON INVESTMENTS	$859,837	$--	$859,837	$--	$--

NET CHANGE IN UNREALIZED GAIN AND (LOSSES) ON INVESTMENTS (1)	$(724,754)	$--	$628,050	$--	$--

NET INCREASE (OR DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$187,288	$(276,202)	$1,463,747	$(711,343)	$(55,172)

Statement of Accumulated Deficit
Accumulated Deficit - Beginning of Period	$(2,496,640)		$(3,773,099)
PRIOR PERIOD ADJUSTMENT -
Reclassify previously capitalized expenses	$(664,624)		$(664,624)

Accumulated Deficit - End of Period	$(2,973,977)		$(2,973,976)

Basic earnings/(loss) per share	$0.0010	$(0.0017)	$0.0081	$(0.0050)	$(0.0004)
Fully diluted earnings/ (loss) per share	$0.0000	$(0.0017)	$0.0002	$(0.0050)	$(0.0004)

Weighted average shares outstanding	181,145,154	165,440,529	181,145,154	141,795,299	150,349,611

(1) Net unrealized gain/loss in:
PRIVATE COMPANIES:
Health & Medical Research, Inc.			$673,257
HealthTech Products, LLC			$20,718
HealthTech Development LLC			$180,300
Total Gain (Loss) in private companies			$874,275
PUBLIC COMPANIES	# shares	Chg in Value	Extended
Taj Systems (TJSS)	3,135,905	$(0.19)	$(595,822)
AdZone Research (ADZR)	882,353	$(0.053)	$(46,324)
Beere Financial (BRFG)	2,307	$(0.75)	$(1,730)
Total Gain (Loss) in public companies			$(643,876)
(3) The Justice Fund, a privately held corporation valued at $110,000	1,000,000	$--	0
Unrealized Gain (Loss) on Investments			$230,400
Shares Sold - Change in Valuation (Cumulative Adjustment)
Taj Systems (TJSS)	3,864,095	$0.2472	$(955,153)
Unrealized Gain (Loss) on Investments			$(724,753)
(2) Net Realized Gain (Loss) in Taj Systems Shares:
Shares Sold	# Shares	Sale Proceeds	Cost/share	Cost Basis	Gain (Loss )
Taj Systems (TJSS)	2,630,206	$677,373	$0.012	$32,314	$645,059
Taj Systems (TJSS)	1,233,899	$229,937	$0.012	$15,159	$214,778
Realized Gain (Loss) on Investments	(3,864,105)	$907,310		$47,473	$859,837

* Based on information recorded in 2005 10-KSB and QSBs which is unverified by present management.

Notes to Financial Statements are an integral part of these Financial Statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
STATEMENTS OF CHANGE IN NET ASSETS

	For three months ending		For nine months ending		For Year
	Sept 30	Sept 30	Sept 30	Sept 30	Ending
	2006	2005	2006	2005	2005
	as IHHT	as Senticore	as IHHT	as Senticore	as Senticore
	Unaudited	Unaudited	Unaudited	Unaudited	Audited
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS
Net investment income (loss)	$52,205	$(276,202)	$(24,140)	$(734,041)	$(55,172)
Net Realized Gain (Loss) on investments	$195,212	**	$195,212	**	**
Net Change in Unrealized Gain (Loss) on investments	$(724,754)	$57,693	$628,050	$57,693	$1,338,732
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(477,336)	**	$799,122	$--	$--

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock	$--	**	**	**	**
Issuance of preferred stock (acquisition of companies)	$7,950,688	$--	$7,950,688	**	**
Rescission of common stock	$--	$--	$--	**	**
NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	$7,950,688	**	$7,950,688	**	**

TOTAL INCREASE (DECREASE) IN NET ASSETS	$7,473,312	$67,305	$8,749,031	$(385,625)	$(2,252,890)

NET ASSETS - BEGINNING OF PERIOD	$1,657,167	$(498,560)	$381,448	$(45,630)	$(45,630)

NET ASSETS - END OF PERIOD	$9,130,479	$(431,255)	$9,130,479	$(431,255)	$(2,298,520)

**Data unreliable due to incomplete records from Jan 1, 2005 through and including June 30, 2006

Notes to Financial Statements are an integral part of these Financial Statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)*
(UNAUDITED)

		10-QSB & 10-KSB	10-QSB & 10-KSB		10-QSB & 10-KSB
	ACCUMULATED	QUARTERLY	ACCUMULATED		QUARTERLY
QUARTER ENDING:	COMMON**	NET LOSS FROM	NET LOSS FROM		SHAREHOLDERS'
	STOCK ISSUED	OPERATIONS	OPERATIONS		EQUITY/DEFICIT

Cumulative on December 31, 2002	4,800,000		$ (179,720)
March 31, 2003	4,800,000	$ (3,582)	(183,302)		$ (33,817)
June 30, 2003	4,800,000	(62,061)	(245,363)		(13,971)
September 30, 2003	13,560,000	(62,061)	(307,424)		(123,093)
December 31, 2003	40,039,861	(592,231)	(899,655)		(493,443)
March 31, 2004	53,824,554	(784,096)	(1,683,751)		(546,312)
June 30, 2004	94,813,721	(343,489)	(2,027,240)		(438,774)
September 30, 2004	98,304,221	(344,678)	(2,371,918)		(536,295)
December 31, 2004	124,030,591	(1,345,269)	(3,717,187)		(1,314,136)
March 31, 2005	147,798,963	(435,141)	(4,152,328)		(199,552)
June 30, 2005	150,035,904	(22,698)	(4,175,026)		(498,560)
September 30, 2005	180,845,154	(276,202)	(4,451,228)		(431,255)
December 31, 2005	181,845,154	(36,863)	(4,488,091)	*	--
March 31, 2006	181,845,154	(255,120)	(4,743,211)		(255,138)
June 30, 2006	181,845,154	1,531,839	(3,211,372)		1,531,857
September 30, 2006	181,825,154	$ 187,288	$ (3,024,084)		$ (478,337)

          * Based on data derived from filed 10-QSBs and 10-KSBs from inception through quarter ending March 31, 2005 unverified by current management
          ** No preferred shares issued until quarter ending September 30, 2006 with issuance of 20,000,000 Series A Convertible (400 to 1) preferred shares
          *** Accumulated total adjusted from sum of unaudited quarters to audited end of year 10-QSB.

DATA from Graphs on Note 5 - Financial Highlights

Dates	Equity (Millions)	Shares (Millions)	Equity/Share	Net Profit (Millions)	Cumm Profit (Millions)

For Yr Ended 12/99	$(0.008)	2.5	$(0.00311)	-0.010	-0.010
For Yr Ended 12/00	$0.015	4.8	$0.00303	-0.099	-0.109
For Yr Ended 12/01	$(0.014)	4.8	$(0.00296)	-0.035	-0.144
For Yr Ended 12/02	$(0.030)	4.8	$(0.00630)	-0.036	-0.180
For Yr Ended 12/03	$(0.446)	40.0	$(0.01114)	-0.720	-0.900
For Yr Ended 12/04	$(0.046)	124.0	$(0.00037)	-2.818	-3.717
For Yr Ended 12/05	$0.381	181.8	$0.00210	-0.771	-4.488
For Qtr Ended 03/06	$0.126	181.8	$0.00069	-0.255	-4.743
For Qtr Ended 06/06	$1.645	8181.8	$0.00020	1.532	-3.211
For Qtr Ended 09/06	$9.130	8181.8	$0.00112	0.187	-3.024

Notes to Financial Statements are an integral part of these Financial Statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Previously Senticore, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For three months ending		For nine months ending		For Year
	Sept 30	Sept 30	Sept 30	Sept 30	Ending
	2006	2005	2006	2005	2005
	as IHHT	as Senticore	as IHHT	as Senticore	as Senticore
	Unaudited	Unaudited	Unaudited	Unaudited	Audited

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
Net investment income (loss)	$52,205	$(276,202)	$--	$(711,343)	$--
Adjustments to reconcile net increase (decrease):
Accounts payable at beginning of period	$393,683	$79,020	$314,176	$279,069	$279,069
Accounts payable at end of period	$381,225	$72,147	$381,225	$72,147	$341,176
Increase (decrease) in accounts payable	$12,458	$6,873	$(67,049)	$206,922	$(62,107)
Notes and loans payable at beginning of period	$614,058	$615,058	$614,058	$615,058	$615,058
Notes and loans payable at end of period	$--	$615,058	$--	$615,058	$614,058
Increase (decrease) in loans and notes payable	$(614,058)	$--	$(614,058)	$--	$(1,000)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$(549,395)	$(269,329)	$(681,107)	$504,421)	$(63,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Proceeds from sale of investments	$--	**	**	**	**
NET CASH FROM INVESTING ACTIVITIES	$--	**	**	**	**

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of stock	$--	**	**	**	**
Loan repayments	$(942,225)	**	**	**	**
NET CASH (USED) IN FINANCING ACTIVITIES	$(942,225)	**	**	**	**

NON-CASH FLOW INVESTING ACTIVITIES
Issuance of preferred stock (acquisition of companies)	$7,950,688	$--	$7,950,688	$--	$--
Acquisitions of wholly owned subsidiaries	$(7,950,688)	$--	$(7,950,688)	$--	$--
NET NON-CASH INVESTING ACTIVITIES	$--

INCREASE (DECREASE) IN CASH	$29,748	$2,739	$2,138	$3,390	$1,252

CASH, Beginning of Period	$112	$651	$1,252	$--	$--

CASH, Ending of Period	$29,860	3390	$3,390	$3,390	$1,252

        **Data unreliable due to incomplete records from Jan 1, 2005 through and including June 30, 2006

Notes to Financial Statements are an integral part of these Financial Statements

Integrative Health Technologies, Inc.
(F/K/A Senticore, Inc.)
SEPTEMBER 30, 2006
(Unaudited)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. FORMATION AND OPERATIONS OF THE COMPANY

Formation

Integrative Health Technologies, Inc., fka Senticore, Inc., (“IHHT”, “the Company,” “we,” “us,” or “our”) was incorporated under the laws of the state of Delaware on January 5, 1999. On February 11, 2005 IHHT elected under the Investment Company Act of 1940 (the “ICA”) to become a Business Development Company (“BDC”).

Business Description

IHHT is a BDC providing capital, equipment, scientific advice and extensive hands-on managerial assistance to portfolio companies in the healthcare and nutritional industries. The company also holds some investments in three public companies and one private company that are not in the healthcare and nutritional industries. In general, IHHT may take majority or minority ownership in its healthcare and nutritional portfolio companies, although currently its three major healthcare and nutritional portfolio companies are all wholly-owned subsidiaries of IHHT: (1) Health and Medical Research Inc, a clinical research organization that has conducted clinical trials and research for over 20 years capitalizing on the growing importance of scientific support for the marketing of healthcare and nutritional products and technologies; (2) HealthTech Development, LLC provides consulting to healthcare and nutritional companies and product research and development including feasibility and marketing studies;. (3) HealthTech Products, LLC markets clinically-tested healthcare and nutritional products.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Development Stage

IHHT is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and accordingly, most of its accounting policies and procedures have not yet been established.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005 contained in our Form 10-KSB which is incorporated by reference.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Stock-Based Compensation

We are a Business Development Company governed by, among other things, Sections 54 to 65 of the Investment Company Act of 1940, as amended. As such, the issuance of stock for services is generally prohibited. However, certain limited stock based compensation plans are permissible. If we implement one, we intend to account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We account for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method as set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but to disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Valuation of Long-Lived and Intangible Assets

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Earnings/(Loss) Per Share

We compute net earnings/(loss) per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net earnings/(loss) per share is computed by dividing the net earnings/(loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per share is computed by dividing the net earnings/(loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. For this purpose, each share of Series A Convertible Preferred Stock was treated as 400 common equivalent shares.

NOTE 3. INCOME TAXES

In its Form 10-KSB for the fiscal year ending 2002 the Company reported that it had available net operating loss carry-forwards for income tax purposes of approximately $82,400. In its Form 10-KSB/A for the fiscal year ending 2003 the company reported a “…net operating loss carry-forwards of approximately $494,500”. However, while the Company failed to file its 2003, 2004 and 2005 tax returns, its net operating losses during these years will most likely significantly increase these carry-forwards precluding any taxes due for these years. Even with the limitation posed by “change in control” or the Company’s failure to file the required IRS Forms 1099 for these years, it is doubtful that the Company will owe any taxes. The Company has employed a CPA to file these taxes and we are now aggressively seeking sufficient records and general ledgers to file these tax returns and the required IRS Forms 1099 associated with the filings.

NOTE 4. RELATED PARTY TRANSACTIONS

On August 15, 2006 The Company entered into an agreement with an investment company to purchase sufficient shares of the Company’s stock in Taj Systems, Inc., a pink-sheet company trading under the symbol TJSS, to eliminate all of the Company’s $671,927 outstanding liabilities that it had at closing. The TJSS shares in question are restricted shares, but could be converted into common stock as of August 31, 2006. However, the agreement is not contingent upon this convertibility. The investor provided an initial payment of $114,969 and agreed to pay for this stock in five payments over the next five months (as of this filing date, all five payments have been received.) Upon receipt of all payments, the Company has agreed to transfer these restricted shares to the investor. The Board of Directors has approved the sale with the restriction that all proceeds must be used for the reduction of outstanding debts, and not for operating capital or executive or consultant compensation. This sale of TJSS stock has the added advantage of being consistent with the Company’s current business plan to sell any stock or holdings in portfolio companies, such as Taj Systems, an on-line gaming company, that are inconsistent with the Company’s business plan of limiting its investments and involvement to the healthcare and nutritional industries. Various stockholders have advanced funds to us from time to time in prior periods but all such advances have now been paid in full.

NOTE 5. FINANCIAL HIGHLIGHTS

The following graphs provide the financial highlights from the quarter in which the Company changed management and its name from HOJO Holdings to Senticore up to and including the quarter ending September 30, 2006. When available, information up to date of this filing (December 20, 2006) is also reported in the narratives below the graphs.

Issued/Outstanding Shares
Shares (Millions)
200
180
160
140
120
100
80
60
40
20
0
4.8
13.6
40.0
53.8
94.8
98.3
124.0
147.8
150.0
180.8
181.8
181.8
181.8
181.8
Jun-03
Sep-03
Dec-03*
Mar-04
Jun-04
Sep-04
Dec-04
Mar-05
Jun-05
Sep-05
Dec-05
Mar-06
Jun-06
Sep-06
Fiscal Quarter Ended
* includes a 3:1 forward split

As shown in the graph above, absent any revenue generating investments or portfolio companies, the Company raised its operating capital from loans and from issuing an average of 15.8 million shares a month from the second quarter of 2003 until the merger and reorganization Agreement was completed in the second quarter of 2006. Starting in the second quarter of 2006, the Company has raised its capital from managerial fees received from its portfolio companies and liquidation of shares in public companies that are incompatible with the Company’s healthcare mission. During the third and fourth quarters of 2006 the Company has pursued an aggressive program of recapturing shares that were to be returned to the Company for acquisitions that were not consummated and exchanging shares in its public companies for Company shares, thereby reducing the outstanding shares from 181,145,154 to on the date of this filing to 144,735,787, and we are optimistic that further reductions will be achieved in the next quarter.

Net Profit/(Loss)
(in Millions)
Net Profit/(Loss)
Cumm Profit (Loss)
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
($6)
Dollars (in Millions)
Jun-00
Sep-00
Dec-00
Mar-01
Jun-01
Sep-01
Dec-01
Mar-02
Jun-02
Sep-02
Dec-02
Mar-03
Jun-03
Sep-03
Dec-03*
Mar-04
Jun-04
Sep-04
Dec-04
Mar-05
Jun-05
Sep-05
Dec-05
Mar-06
Jun-06
Sep-06
Fiscal Quarters Ending

As shown above, from its inception to the quarter ending March 31, 2006, the Company has never reported a net profit for any of the 24 fiscal quarters depicted. As shown by the quarterly as well as cumulative curves, these losses increased significantly in 2003 when the Company changed its name to Senticore, Inc. However, upon becoming Integrative Health Technologies in June 2006, net profits were reported for the first time in the previous quarter ending June 30, 2006 and in the current quarter. As of the date of this filing (December 20, 2006), the Company will report another net profit for the quarter ending December 2006.

Net Assets

$10,000
$8,000
$6,000
$4,000
$2,000
$0
($2,000)
Dollars (in Thousands)
$9,130
$1,658
$381
$126
($30)
($34)
($14)
($123)
($664)
($546)
($302)
($368)
($46)
($447)
($499)
($431)
Dec-02
Mar-03
Jun-03
Sep-03
Dec-03 *
Mar-04
Jun-04
Sep-04
Dec-04
Mar-05
Jun-05
Sep-05
Dec-05
Mar-06
Jun-06
Sep-06
Excludes Goodwill *
Quarters Ending

The chart above depicts the Company’s net assets (Total Assets minus Total Liabilities) as reported in the Company’s filings from the quarter ending December 31, 2002 though the current quarter. The Company’s liabilities have consistently exceeded its liabilities until the quarter ending December 2005 when assets exceeded liabilities—the most dramatic change occurring in the current quarter with the acquisition of Integrative Health Technologies of Illinois’ assets.

As shown in the graph below, from the year ending 2000, the equity per share had progressively declined from $0.003 to -0.011 by the end of 2003. At that time, share equity increased to $0.002 by the end of 2005 only to decline to $0.0002 by the second quarter ending June 30, 2006, but to increase over the last two quarters of 2006 to $0.001. Thus, in spite of the issuance of 20,000,000 preferred shares (convertible into 8 billion common shares) the equity per share increased over the past two quarters of 2006.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to the report quarter, the following significant events have occurred.

Exchange of Assets for Liabilities

The Company has exchanged restricted shares of Taj Systems, Inc. for restricted IHHT shares. The IHHT shares obtained in this exchange were cancelled, reducing the number of issued and outstanding IHHT shares by 9,139,858 to 142,318,629.

Reverse Split

On October 18, 2006 the Company filed a Form 8-K announcing that, as part of its recent restructuring, the Board of Directors of the Registrant unanimously authorized a reverse stock split of the common stock at a 1:200 ratio (the “Reverse Split”) subject to approval of the majority of the Company’s shareholders. A copy of this filing is incorporated by reference. Any resulting fractional shares will be rounded up to the next whole share. As a result of the Reverse Split, the Registrant will have approximately 902,292 shares issued and outstanding, which is based on a total issued and outstanding number of shares of 180,458,487 as of September 19, 2006. In addition, as a result of the Reverse Split, the Registrant will have a public float of approximately 552,562 shares, which is based on a total public float of approximately 110,512,320 shares as of September 19, 2006. The effectiveness of this reverse stock split is conditioned on waiting 20 days after the filing of a Definitive Information Statement on Schedule 14C with the Commission and the mailing of the same to our shareholders, as well as the completion of an application to NASDAQ to have the reverse stock split declared effective on the Over-The-Counter Bulletin Board.

Reduction of Conversion Ratio of Preferred Stock from 400 to 1 to 2 to 1

On October 16, 2006 the Board of Directors unanimously authorized a reduction in the conversion ratio of the Series A Convertible Preferred Stock so that each share is convertible into 2 shares of common stock. As a result, the 20,000,000 issued and outstanding shares of Series A Convertible Preferred Stock will be convertible into 40,000,000 shares of common stock, instead of into the 8,000,000,000 shares of common stock that would have resulted from the previous conversion ratio. The change in the conversion ratio will become effective on the same date as the reverse stock split discussed above becomes effective.

De-electing to be Regulated as a BDC

IHHT is a BDC and is regulated as such by the Investment Company Act of 1940 (the “ICA”). Beginning in this quarter and up to the date of this filing, the Company’s Directors conducted an extensive analysis of the advantages and disadvantages continuing to operate as a BDC. The Directors concluded that it would be in the best interests of the Company to de-elect its BDC status under the ICA as the benefits of BDC status for this Company are outweighed by the additional regulatory burden imposed on BDCs. A Form 14C was filed on December 18, 2006 which is incorporated by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn, affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

The following discussion and analysis should be read in conjunction with the financial statements and Preliminary Note Regarding Forward-Looking Statements provided above. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. This section also contains reports of activities and results of operations that occurred in the current quarter up to the filing date of this Form and subsequent to the quarter ending September 30, 2006. In some cases, the conditions and results of operations are reported without accompanying distinctions between the quarter in which these activities and events occurred. A table of contents for the managements’ discussion and analysis is shown below.

Overview and History

The Company was incorporated as Hojo Holdings, Inc. on January 5, 1999 under the laws of the state of Delaware. The Company was renamed Senticore, Inc. in March 2003. It was renamed Integrative Health Technologies, Inc. (“IHHT”, “the Company,” “we,” “us,” or “our”) on August 1, 2006.

IHHT is a BDC providing capital, equipment, scientific advice and extensive hands-on managerial assistance to portfolio companies in the healthcare and nutritional industries. The company also holds some investments in three public companies and one private company that are not in the healthcare and nutritional industries. In general, IHHT may take majority or minority ownership in its healthcare and nutritional portfolio companies, although currently its three major healthcare and nutritional portfolio companies are all wholly-owned subsidiaries of IHHT: (1) Health and Medical Research Inc. is a clinical research organization that has conducted clinical trials and research for over 20 years, capitalizing on the growing importance of scientific support for the marketing of healthcare and nutritional products and technologies. (2) HealthTech Development, LLC provides consulting to healthcare and nutritional companies and product research and development including feasibility and marketing studies. (3) HealthTech Products, LLC markets clinically-tested healthcare and nutritional products.

On February 11, 2005 Senticore, Inc. (“Senticore”) elected to be regulated as a business development company or “BDC” under the ICA. A BDC is a publicly traded, “closed-end investment company” which means, among other things, that its assets are typically illiquid and not readily converted to cash through sales in the open market. BDCs, as has been the case with Senticore, typically raise operating capital though the issuance of shares and through borrowing funds and pledging their shares as collateral. This has, of course, an inherent dilutive effect on the value of shares as more shares are issued into the market place. A typical advantage of a BDC is the fact that it can issue shares comparatively easily under Regulation E without the more stringent and involved requirements faced by a typical operating company. Another characteristic of a BDC is that its reported net profits or losses are heavily influenced by increases or decreases in the value of its portfolio companies, which can offset or attenuate net profits or losses from the portfolio companies’ operations. Hence, even if the underlying performance of a BDC’s portfolio companies is stable, its reported profits or losses may fluctuate widely from quarter to quarter based on market perception of the potential of various portfolio companies.

On May 12, 2006 Senticore entered into an Agreement and Plan of Reorganization (the “Agreement”) with the common stockholders of Integrative Health Technologies, Inc., an Illinois Corporation (heretofore referred to as “IHT-IL” or the “IHT-IL Stockholders”) and Jay Patel. A copy of this Agreement with our Form 8-K on May 12, 2006 is incorporated by reference herein. Pursuant to the terms of the Agreement, all of the 80,000,000 shares of common stock, $.0001 par value, of IHT-IL (the “IHT-IL Common Stock”) issued and outstanding prior to the closing, were exchanged in the aggregate for 20,000,000 shares of Series A Convertible Preferred Stock, $.001 par value, of IHHT (the “Convertible Preferred Stock”). As a result of the exchange, IHT-IL became a wholly-owned subsidiary of IHHT, and the IHT-IL Stockholders gained voting control of IHHT.

On or after June 3, 2007 each share of Convertible Preferred Stock originally had the right to convert into 400 shares of common stock, $.001 par value, of us (the “Senticore Common Stock”). Until converted, each share of Convertible Preferred Stock has the right to vote on an “as converted” basis on matters submitted for vote to holders of our Common Stock. Holders of Convertible Preferred Stock and holders of IHT Common Stock have 97.7% and 2.3% respectively of the voting power. The Convertible Preferred Stock constitutes restricted shares in the hands of the IHT Stockholders, and the underlying shares of common stock may become eligible for sale in a broker’s transaction after a one year holding period pursuant to Rule 144.

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

As stated above, we filed a Form N-54A with the SEC on February 11, 2005 and elected to become a business development company subject to Sections 55 through 65, among others, of the ICA, as amended. As a result of the Agreement described above, IHT-IL has become our largest portfolio company. In addition, the management of IHT-IL has become our new management, after the filing of a Schedule 14F-1 with the SEC and the required waiting period. The Agreement closed on June 3, 2006.

On May 16, 2006 the Company filed a Form 8-K setting forth the conditions of the Agreement as stated above and it is incorporated by reference herein. On June 3, 2006 the Company filed a Form 8-K reporting the completion and closing of the Agreement effective June 3, 2006 and it is incorporated by reference herein. Senticore’s CEO, Jay Patel resigned, and Gilbert R. Kaats, Ph.D. became Chairman of the Board of Directors. As part of the Closing Agreement, the Company agreed to reduce its current liabilities by $736,400 through the exchange of shares that the Company held in Taj Systems, Inc. (“TJSS”) for loans due to shareholders and accounts payable, including back wages to previous management. On June 10, 2006 the Company filed and sent to shareholders of record a Form 14F-1 announcing the Agreement, the closing of the Agreement, and changes in the directors. Said form is incorporated by reference herein.

A two-year audit of IHT-IL, was conducted by an independent auditor for the two year period from the inception of IHT-IL in August 2004 to July 31, 2006. The value of the IHT-IL assets as shown the audited statements was $7,626,273. The results of the audit were reported on a Form 8-K filed in August 2006 and it is incorporated by reference herein.

On August 31, 2006 IHHT took title to IHT-IL’s assets and IHT-IL subsequently transferred all of its testing equipment and its extensive longitudinal database described in Exhibit 99.1 hereto to Health and Medical Research, Inc., IHHT’s clinical research portfolio company. IHT-IL’s inventory was transferred to HealthTech Products, LLC, IHHT’s portfolio company marketing health enhancing products and technologies. A third portfolio company, HealthTech Development, LLC, a consulting and research and development (“R & D”) company was acquired at no cost at the same time, giving IHHT three wholly-owned portfolio companies providing different but highly compatible functions. Additionally, IHHT acquired IHT-IL’s scientific advisory board of highly qualified and internationally known scientists and healthcare practitioners as listed in Exhibit 99.2 hereto.

Operating Changes Reported in the Company’s Form 10-QSB

On August 22, 2006, the Company filed a Form 10-QSB for second quarter of 2006 ending June 30, 2006 reporting the steps taken in conjunction with the reorganization and restructuring of the Company. These steps included a cost-cutting plan of consolidating executive positions, limiting executive compensation, and requiring its portfolio companies to provide the BDC with a percentage of the gross receipts to reduce the need to borrow funds and issue stock to raise operating capital. The filing also announced that the Company would limit its acquisitions to healthcare and nutritional companies to take advantage of its managerial experience, testing assets, inventory, established networking relationships, and its Scientific and Business Advisory Boards. The filing reported the Company’s intention to sell off its holdings in entities unrelated to the healthcare industry and to initiate an aggressive program to recapture shares that should have been returned to the Company for acquisitions and transactions that were not consummated. The filing also cautioned investors of the market risks posed by the impending conversion of the 20 million preferred shares into 8 billion common shares and potential distraction from the Company’s mission posed by the heavy demands on executive time and resources posed by the reorganization and restructuring.

Previous Investment Strategy

On June 3, 2006 the Company closed the transactions contemplated by the Agreement described above under “Overview and History.” One result of that closing was the acquisition of portfolio companies in the healthcare and nutritional industries, and the installation of a new Chairman and Chief Executive Officer who has extensive experience in the healthcare and nutritional industries. Accordingly, the Company’s focus from June 3, 2006 forward has been, and continues to be, the development of business opportunities in the healthcare and nutritional industries.

From its inception until June 3, 2006, the Company had invested in, or expended significant effort and resources attempting to invest in, diverse industries. These included timber interests in Costa Rica and Venezuela, real estate in Florida and Canada, a gas station in Illinois, a professional hockey team, a commercial glue manufacturer, an internet data-gathering company, a gaming company, and an on-line poker company. No cash flow had been generated by these activities, and the Company had raised its operating capital from loans and by the continual issuance of stock. The Company posted losses every quarter since its inception in 1999 resulting in a shareholders’ equity deficit or net operating loss of ($4,027,479) at the quarter preceding the merger and reorganization Agreement.

The current management believes that the addition of the new portfolio companies and the focus on the healthcare and nutritional industries will improve the Company’s performance. The financial reports filed herewith indicate that our financial performance has already begun to improve. It should be noted, however, that management has faced, and continues to face, a number of distractions from operating the on-going businesses due primarily to the necessity of addressing issues that were inherited from the previous management team and due secondarily to transitional issues arising from the change in investing and operating strategies.

Changes in Investment Strategy and Operating Policies and Actions Taken by Current Management

When it assumed control on June 3, 2006, our current management team implemented a number of significant changes to the Company’s previous investing strategy and operating policies. Such were reported in its 10-QSB filing for quarter ending June 30, 2006 and summarized above under “Operating Changes Reported in the Company’s Form 10-QSB” and “Previous Investment Strategy.” During the current quarter, the Company implemented these and other changes including what management considered the most pressing investment strategy and operating policies the Company is facing—to retain or de-elect its status as a BDC and to execute a reverse split of its stock. These changes, along with actions taken and changes made in this quarter and up to the date of this filing, are summarized below:

Board of Directors passed a resolution recommending the Company withdraw its BDC status Throughout this quarter and up to the date of this filing, the current management conducted a thorough analysis of the appropriateness of remaining a BDC. Based on these considerations and after operating the Company as a BDC for the past six months, it is the view of the current management and the Company’s Board of Directors that it would be in the best interests of the Company to de-elect its BDC status. Accordingly, on December 18, 2006 the Company filed a Form 14C to effect this change, a copy which is incorporated by reference herein. Notice will be sent to all shareholders in conjunction with this filing which will be implemented pursuant to action by written consent of the majority of the shareholders. As of the date of this filing, 71.8% of the shareholders have approved this change.

Board of Directors passed a resolution recommending a reverse split of the Company’s stock After conducting an extensive and protracted analysis of the pros and cons of a 200-1 reverse split in this quarter, the Board decided that it would be in the best interest of the company to execute a 200 to 1 split of the Company’s common stock and to reduce the conversion ratio accordingly reducing for the Preferred shares from 400:1 to 2:1. On October 16, 2006 the Board unanimously authorized a reverse stock split of its common stock and on October 18, 2006 announced its decision by filing Form 8-K subject to approval of the majority of the Company’s shareholders. On November 24, the Company filed a preliminary Form 14-C information statement with the SEC announcing the Company’s intention to execute the reverse split pursuant to action by written consent of approval from the majority of its shareholders.

Board of Directors passed a resolution recommending conversion ratio of preferred stock from 400:1 to 2:1 To insure equitable treatment of all shareholders, the Company’s Directors unanimously authorized a reduction in the conversion ratio of the Series A Convertible Preferred Stock so that each share is convertible into 2 shares of common stock. As a result, the 20,000,000 issued and outstanding shares of Series A Convertible Preferred Stock will be convertible into 40,000,000 shares of common stock, instead of into the 8,000,000,000 shares of common stock that would have resulted from the previous conversion ratio. This announcement was included in the Form 14-C information statement reported above.

Company received an independent two-year audit of its portfolio company, IHT-IL As reported on Form 8-K/A filed on October 24, 2006, the acquisition of IHT-IL contributed net assets of $7,626,273 to the IHHT group. A comparison to a random sample of 300 OTCBB companies suggests that the Company’s net asset value exceeds that of 84% of OTCBB companies. Additionally, combining these audited assets with the Company’s unaudited Consolidated Balance Sheet as of August 1, 2006 suggests the Company’s total combined assets are $10,235,140 with $955,234 Total Liabilities, for a Net Asset Value of $9,279,906.

IHT-IL’s Scientific Advisory Board agreed to serve as IHHT’s Scientific Advisory Board After the acquisition of IHT-IL, its Scientific Advisory Board, as listed in Exhibit 99.2, agreed to serve as IHHT’s Scientific Advisory Board. The acquisition of IHT-IL’s assets and Scientific Advisory Board brought a new revenue stream to the Company from managerial fees from its three portfolio companies as discussed below. The Scientific Advisory Board is being compensated by our major shareholders at no expense to the Company.

Company acquired three wholly owned portfolio companies in the healthcare industry On August 31, 2006 IHHT took title to IHT-IL’s assets and IHHT subsequently transferred its testing equipment and its extensive longitudinal database described in Exhibit 99.1 hereto to Health and Medical Research, Inc., IHHT’s clinical research portfolio company. IHT-IL’s inventory was transferred to HealthTech Products, LLC, IHHT’s portfolio company marketing health enhancing products and technologies. A third portfolio company, HealthTech Development, LLC, a consulting and research and development (“R & D”) company, was acquired at no cost at the same time, giving IHHT three wholly-owned portfolio companies providing different but highly compatible functions within the healthcare industry. A discussion of the current activities and operations of these portfolio companies is summarized below under “Activities of Portfolio Companies.”

Liabilities reduced through exchanging or selling of shares in investments unrelated to healthcare At closing, the Company held shares in Taj Systems, Inc. (“TJSS”), a public company in the on-line gaming business. Since the business of TJSS is unrelated to the healthcare or nutritional industries, the Company plans to liquidate its position in TJSS and to use the proceeds to reduce the Company’s liabilities and to acquire the Company’s own shares for cancellation. After execution of its current Stock Purchase Agreements and Share Exchange Agreements, the Company could reduce all of its current liabilities and still retain 1,090,173 shares of TJSS to use for operating capital or acquisition of additional portfolio companies.

The number of outstanding shares had been reduced by recapturing shares issued for unconsummated acquisitions The current management team has pursued a plan to re-capture shares that were previously issued in connection with acquisitions that were not consummated. \ As of the date of filing, the company has already recaptured 29,686,667 shares and efforts are continuing to recapture at least another 10,500,000 bringing the total shares recaptured to 40,186,667—a reduction of 22.2 % of the outstanding shares since the recapture plan was implemented.

Plan to liquidate all investments unrelated to the healthcare and nutrition industries In addition to its shareholdings in TJSS, the Company has shares in other public companies resulting from investments made by previous management prior to June 3, 2006. Included are shares in Adzone Research, Beere Financial and The Justice Fund. Over time, management expects to liquidate its position in most or all of these investments and apply any funds received to debt reduction and to investment in core activities in the healthcare and nutritional industries.

Operating expenses for the quarter have been met through managerial fees received from its portfolio companies The Company did not issue any new shares during the quarters ended June 30, 2006 and September 30, 2006, receiving its operating capital from management fees paid to the Company by its portfolio companies. The Company’s requirement that all of its portfolio companies provide a percentage of their gross receipts from sales and services provided sufficient capital to meet our operating needs this quarter. The revenue stream from managerial fees paid by its portfolio companies during this quarter was $62,281, an amount almost 12 times the pre-merger company’s cumulative total revenues since its inception in 1999.

Activities of Portfolio Companies

Health and Medical Research, Inc. (“HMR”) A Clinical Research Organization

Grant received for database analyses

HMR received a grant for $42,500 from Mannatech Inc. (NASDAQ:MTEX) to conduct an independent analysis of its 12-year 7,000 subject Longitudinal Trial. The Company’s scientists will work with Mannatech’s scientists to analyze this data in conjunction with the over 1,200,000 medical tests and measurements in our database. Preliminary analyses have revealed a number of heretofore unknown and misunderstood relationships between measures of bone density, body fat, lean tissue, blood chemistries and self-reported quality of life that are likely to be brought to light by these analyses.

The AlgaeCal Bone-Health study

During this quarter, HMR received a $215,400 grant to continue a Bone-Health clinical trial that was begun in conjunction with a Research Agreement funded through IHT-IL, the company that merged with Senticore on June 3, 2006. The study is described in the Study Subject’s Informed Consent provided in Exhibit 10.1. The study is examining the safety and efficacy of a Bone-Health Program in response to the U.S. Surgeon General’s “call to action” for research to combat growing problems in the bone health of Americans of all ages, particularly in children, adolescents and an aging population. The program was designed and developed by IHHT’s R & D portfolio company, HealthTech Development, LLC., (HTD) in conjunction with AlgaeCal International (www.algaecal.com), the manufacturer of a plant-derived calcium supplement enhanced with Vitamins D & K and magnesium. HTD’s pedometer-based behavior modification program was incorporated into the program along with AlgaeCal’s supplement and an additional bone-building supplement, strontium citrate.

The principal investigator for this study is Dr. Joel Michalek of the University of Texas’ Health Science Center in San Antonio and the testing and research support has been sub-contracted to HMR. The study involves examining changes in bone density, body composition, blood chemistries, osteoarthritis, and self-reported quality of life in four 100-subject study groups, 400 subjects in all, ranging from 8 to 80 years of age. Subjects are participating in one of the four different study groups as described below, which are designed to examine the effects of the Bone-Health Program on:

1.
Children and adolescents from 8 to 18 years of age A total of 100 children/adolescents are participating in this leg and have completed a battery of tests at baseline and will repeat these test in 90 days, 6 months and one year. In addition to recording their daily step totals each day using HTP’s pedometer program, subjects eat two highly palatable bone-health cookies each day. In addition to the AlgaeCal calcium, the cookies contain high levels of FiberSol-2 soluble fiber (www.matsutani.com), Archer Daniels Midland’s Enova Oil (www.enovaoil.com) (Studies show that, compared to other cooking and salad oils, less Enova™ oil is stored in the body as fat.); and a fat replacement product developed by the USDA from corn (www.ztrim.com). The cookies were developed over a year of taste and formulation testing by IHHT’s R & D portfolio company, HealthTech Development, LLC, who retains the rights to the formula and is now working on marketing the product through the Company’s marketing portfolio, HealthTech Products, LLC.

2.
Pre- and post-menopausal women seeking to improve their bone health This group includes mostly pre- and post-menopausal women, including women who are concurrently following the Curves for Women workout program.

3.
Overweight subjects following a weight loss plan  Previous research has shown that weight loss is typically accompanied by loss of bone density and lean body mass. This leg is designed to examine the extent to which augmenting a weight loss program with the bone-health program can attenuate or eliminate this counterproductive outcome. Subjects in this leg are moderately to excessively overweight and are participating in a weight loss program that involves replacing at least one meal a day with a vitamin/mineral enhanced nutritional shake mix. Women following the Curves for Women workout program are also participating in this leg of the study.

4.
Subjects consuming glyconutrient supplements Participants in this group have been taking glyconutrient supplements supplied by Mannatech, Inc. (www.mannatech.com,), many of whom have previous measurements of bone density that are below the normal ranges for their age and gender. This leg is designed to examine the extent to which the Bone-Health program can improve bone densities in this group.

Preliminary results suggest that the Bone-Health program is successful in improving bone health, particularly in adolescents and post-menopausal women. If these initial findings are supported in the final reports from the universities or independent research organizations that conducted the studies, IHHT’s product marketing portfolio company, HealthTech Products, LLC, will add the Bone-Health Program to its inventory of products.

Glyconutrient Longitudinal Trials

For the past 12 years, members of the Company’s staff and Scientific Advisory Board have been conducting a longitudinal trial of the safety and efficacy of glyconutrient supplementation on body composition, blood chemistries and self-reported quality of life. Funding for this study has been derived from the grantor, Mannatech Inc., and fees paid by the company’s sales associates who have been tracking their own changes in these parameters while taking glyconutrient supplements. These associates receive their test results at the time they complete the test and periodic group reports have been published and reported at sales meetings, including a company-wide convention that has been held annually. Fees from this study have averaged close to $100,000 annually and HMR has now taken over the study and will continue to add these results to its database for some time to come.

Additional clinical trials and study activities

HMR is currently involved with preparing protocols or conducting pilot studies for a number of other clinical trials that may or may not eventuate in grants. These studies involve the effects of nutritional supplements on long-distance truckers, the growth and development of impoverished children that will be housed in the Hobbs House Of Hope in Kitengela, Kenya, Africa, long-distance truckers, people suffering with toe fungus, and glucose and hemoglobin levels in diabetic and pre-diabetic subjects. HMR is currently preparing a manuscript for publication in a peer-reviewed medical journal reporting the results of a study previously completed on the effects of a glucomannan soluble fiber on weight loss and compliance. Additionally, during this period, Dr. Kaats and two Scientific Board members published an article in the Journal of the American College of Nutrition on the effects of a Chitosan fiber on body composition. Dr. Kaats served as a co-investigator of two studies presented at professional meetings reporting results of clinical trials to identify the genetic basis of obesity. These studies have been submitted for publication in Major Medicine and The European Journal of Clinical Nutrition.

HealthTech Development (“HTD”) A Consulting, Research & Development (R&D) Company

R & D of a vitamin D-enhanced bone-building supplement

A number of recent studies, including data from the U.S. Centers for Disease Control, have suggested increased levels of vitamin D, (almost three times the recommended levels of 800 IUs) may provide a variety of health and disease prevention benefits without increased adverse effects. HTD has been working with AlgaeCal International in a joint-venture to develop and test an enhanced version of AlgaeCal’s calcium supplement that will include 2,000 IUs of Vitamin D—almost the exact level recent studies recommend. The product is scheduled to be available for testing in late January, at which time 100 subjects will be recruited and tested by HMR, the Company’s clinical trial portfolio company and, if found to be safe and efficacious, will be marketed jointly by AlgaeCal International and HealthTech Products, LLC, the Company’s product marketing portfolio company.

R & D of a corporate/institutional Risk Reduction Program

Development of HTD’s Institutional Risk Factor Reduction Program which was completed during this quarter will be presented to the Memorial Medical Center of Port LaVaca, Texas for testing early in January 2007. The program includes pre- and post-tests of blood chemistries, quality of life, and bone density and body fat on site using HTD’s mobile DEXA testing unit. The program also includes HealthTech Products’ (HTP’s) vitamin/mineral enhanced meal replacement product in conjunction with the pedometer-based behavior modification program. If successful, it will then be marketed to companies and institutions by HealthTech Products, LLC.

HTD program accepted for presentation at continuing education for healthcare providers

HTD’s Weight Management and Risk Factor Reduction Advisors’ Certification Course has been accepted by the Proevity Continuing Education Group (www.proevity.com) for incorporation into their continuing education program for healthcare providers. One presentation was made during this reporting period that received “outstanding” ratings by participants. Proevity has scheduled others for 2007, including a presentation to be made at a March 2007 convention to be attended by over 7,000 sales associates and healthcare providers.

Research for pilot studies developed or under development

HTD is currently developing pilot study protocols for several studies examining the safety and efficacy of different supplements thought to: (1) reduce stress, (2) provide appetite control, (3) reduce incontinence, (4) improve glucose control, and (5) aid in weight control. Should any of these protocols result in the funding of clinical trials, such trials will be conducted by Health and Medical Research, Inc. However, while all of these protocols are being developed during the reporting period, past experience has taught us that less than half will eventually result in funded clinical trials.

HealthTech Products (“HTP”), Marketing Clinically Validated Healthcare Products.

In addition to marketing its products and technologies directly to the consumer or wholesalers, HTP sells its products to the Company’s other two portfolio companies, HMR and HTD when they are used in their research studies. The costs of these products is included in the research study budgets. HTP’s products include pedometers, the pedometer-based behavior modification program, a meal replacement nutrition drink mix, blenders, and a wide variety of packing materials and containers.

Results of Operations

The financial results of our operation during this quarter are summarized in the graphs and the supporting comments under FINANCIAL HIGHLIGHTS above. The section on Implementing Changes in Investment Strategy and Operating Policies provides a summary of our day to day operations. Additionally, our website (www.ihtglobal.com) provides a copy of this 10-Q and additional information that relates to the Results of Operations. Although profitable for the six months ended June 30, 2006 there was no cash provided from operating activities since the profitability was attributable to unrealized appreciation in securities available for sale.

Sales Revenues

Integrative Health Technologies, Inc. had no revenues from sales since it provided only capital and managerial support for our three portfolio companies. Two of the portfolio companies, Health and Medical Research, Inc. and HealthTech Development, LLC provide services, not sales. However, our new portfolio company, HealthTech Products, LLC did generate a total of $11,246 in sales this quarter.

General and Administrative Expenses

We had no selling, general and administrative expenses other than those shown above.

Other Income (Expenses)

All income and expenses received during this quarter is reflected in the financial statements shown above.

Liquidity and Capital Resources

From inception (Jan 1999) through June 3, 2006, the Company funded its cash operating requirements through the sale of its common stock and loans. That policy was abandoned under the new management when operating capital was derived from the management fees it received from its portfolio companies. All revenues received from sales of stock the Company held in companies with operations that were incompatible with the Company’s healthcare and nutritional mission were used for debt reduction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. The Company uses estimates for such items as depreciable lives and the amortization period for deferred income. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-KSB, as filed with the SEC, which includes audited consolidated financial statements for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(1)
Reverse Stock Split On October 16, 2006, the Board of Directors and our majority shareholder authorized a 1:200 reverse stock split of the common stock. The effectiveness of the reverse stock split on the Over-The-Counter Bulletin Board is conditioned on the completion of an application to NASDAQ.  Subject to NASDAQ requirements being met, the reverse stock split will become effective 20 days after the filing with the Commission and the mailing to our shareholders of a Definitive Information Statement on Schedule 14C in connection with the reverse stock split. The Preliminary Schedule 14C was filed with the SEC on November 24, 2006 and is incorporated herein by reference.

(2)
The impending issuance of 40 million shares To acquire IHT-IL as a wholly owned subsidiary in conjunction with our merger and reorganization plan, Senticore issued IHT-IL 20,000,000 preferred shares each with the right to convert to 400 shares of common stock. Thus, the 20 million preferred shares were convertible into 8 billion common shares. On October 16, 2006, our Board of Directors reduced the conversion ratio from 400:1 to 2:1, to be effective at the same time the reverse stock split described above becomes effective. Accordingly, after the reverse stock split, the 20,000,000 preferred shares will be convertible into 40,000,000 common shares. This conversion can begin at any time. Some of the shares will be eligible for trading pursuant to Rule 144 on or about June 3, 2007, and all 40,000,000 shares can be sold into the market place after June 3, 2008 pursuant to Rule 144K without regard to any volume limitations provided that the holders of such shares are not affiliates of the Company. The foregoing was discussed in our Form 8-K filed with the Commission on May 16, 2006, our Form 8-K filed with the Commission on October 18, 2006, our Form 10-QSB filed on August 22, 2006, all of which are incorporated herein by reference.

(3)
Uncertainties of reorganization and restructuring We are continuing to implement a new strategy and new policies as part of the reorganization and restructuring which began on June 3, 2006.  Such activities always carry risk as they can place a heavy burden on management time, they require expenditures, and there is never assurance that new strategies or policies will succeed as planned.

     (4)   Uncertainties of the effects of de-electing the Company’s BDC status

Independence of Directors If the election to be treated as a BDC is withdrawn, shareholders may be adversely affected. The shareholders’ rights that will be lost include a requirement that a majority of the Board of Directors be independent of management; the Company will no longer have restrictions on investments and stock issuance; and officers and directors can receive stock of the Company.

Past Violations not cured by withdrawing election Approval of the withdrawing of the election to be treated as a BDC does not cure any past violations that may have occurred. If there were any violations of the securities laws, remedies for shareholders can include a rescission of a shareholder's investment, fines and penalties, and removal of officers and directors from office.

(5)
Uncertainties of the effects of  unresolved issues inherited from the previous management Since taking over management of the Company on June 3, 2006, current management has uncovered a number of issues that were unresolved by the previous management, some of which are contrary to representations made in the Closing and Merger and Reorganization Agreement.  Although we have resolved some of these issues, many remain unresolved.  Investors bear the risk that all unresolved issues inherited from previous management have yet to be identified.  There is also a risk that some or all of these issues may be incapable of resolution.  There is also a risk that some or all of these issues may be more serious than they appear at this time, or they may be more costly to resolve than expected, or both.

General Nature of Unresolved Issues The general nature of these unresolved issues are gaps in record-keeping and apparent instances of regulatory non-compliance. Among other things, they affect the Company’s tax compliance, its SEC record-keeping requirements, and its shareholder list. A non-exhaustive selection of examples is set forth below:

1)	Despite a representation by previous management to the contrary, no income tax returns have been filed since Senticore acquired HOJO Holdings in March 2003.

2)	The state of the Company’s records has not allowed current management to ensure that all of the required IRS Forms 1099 for stock based compensation and contract labor have been filed.

3)
As of the date of this filing and despite repeated requests made to the Company’s previous management and accountants, we have yet to receive General Ledger information for the period from March 2003 to March 2004 sufficient to allow current management to demonstrate that the Company is in compliance with SEC record-keeping requirements.

4)
The state of the Company’s records does not allow current management to confirm that a share log has been maintained that conforms to SEC record-keeping requirements and that allows current management to answer questions that have arisen with respect to the proper number of shares outstanding. These questions include whether shares were issued for inadequate consideration, whether shares were issued in violation of regulations applicable to BDCs, and whether shares that were to be held in escrow were in fact so held, and if so, whether the terms of the escrows were complied with. The questions concerning inadequate consideration arise mainly in connection with a lack of record-keeping that would allow a reconciliation of the Company’s financial records to its records of issued shares, and in connection with a lack of record-keeping that would accurately track loan proceeds said to have been received but not repaid relating to loans for which shares were issued as collateral. The questions concerning BDC regulations arise because BDCs are prohibited from issuing shares to pay for services rendered, and the Company may have issued such shares while it was a BDC. The escrow questions arise because shares were issued to various parties to be held in escrow pending the completion of acquisitions that were never consummated (the Westar and Smith-Forestal transactions), and these shares were not returned to the Company, and it appears that these shares should have been returned to the Company once it became clear that the transactions would not close.

5)	The minutes of the meetings of the Company’s Board of Directors for periods prior to June 3, 2006 appear to be incomplete.

6)
The state of the Company’s records does not allow current management to fully understand the history of the Company’s relationship to Taj Systems, Inc. (“TJSS”) and the history of prior management’s relationship to TJSS. The President and CEO of TJSS are the former President and CEO of the Company and assumed these positions while serving in the same capacity with the Company. From public filings made before current management became involved with the Company on June 3, 2006, it appears that the Company at one time acquired approximately 44 million shares of TJSS representing 40% of TJSS issued stock. For reasons unclear to current management, it appears that the Company subsequently exchanged its 40% ownership interest in TJSS for a certificate representing 1.4 million convertible preferred shares of TJSS, each convertible to 5 shares of common stock representing a total of 7 million shares of common stock on an “as converted” basis. Since the certificate is for restricted shares, it cannot be converted into free-trading shares until August 31, 2007. Although, these shares could have been converted into free-trading common stock under Rule 144 exemption on August 31, 2006, TJSS management has been unresponsive to our repeated demands to approve the Rule 144 exemption.

Item 4. Controls and Procedures

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that others make material information relating to the Company known to the CEO/CFO, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO/CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO/CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO/CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the Company's CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

Two Forms 14C, one for the reverse stock split and a second for withdrawal of our BDC status, will be submitted to all shareholders of record.

Item 5. Other Information

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

-	Form 8-K, filed August 2, 2006 - reporting our name change and the departure of officer and director, as well as the assumption of additional offices by our chairman

-
Form 8-K, filed October 18, 2006 - reporting the authorization by the Board of Directors of a 200:1 reverse stock split, and the reduction of the conversion ratio of the Series A Convertible Preferred Stock from 400 shares of common stock for each 1 preferred share, to 2 shares of common stock for each 1 preferred share.

-	Form 8-K/A, filed October 24, 2006 - reporting the audited financial results for IHT-IL, as well as the unaudited combined pro forma financial results for IHHT and IHHT-IL.

(b)	Exhibits

Exhibits for the Company and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Description

2.1.1	Agreement and Plan of Reorganization, dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to a Form 8-K filed on May 16, 2006)

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of Form SB-2 filed September 15, 1999)

3.2	Bylaws (incorporated by reference from Exhibit 3.1 to Form SB-2 filed September 15, 1999)

3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 10.1 to a Form 8-K filed on May 16, 2006)

10.1	Agreement to Participate in a Research Study: Subject's Informed Consent*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gilbert A. Kaats, Chairman, Chief Executive Officer and Chief Financial Officer*

32.1	Section 1350 Certification of Gilbert A. Kaats, Chairman, Chief Executive Officer and Chief Financial Officer*

99.1	Research Program re: Longitudinal Database*

99.2	The Company’s Scientific Advisory Board*

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Gilbert R. Kaats	Chairman and CEO	December 20, 2006

/s/ Gilbert R. Kaats	Chief Financial Officer	December 20, 2006