Form 10-K/A
period 2006-12-31
Integrative Health Technologies, Inc.
filed 2007-06-04
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Commission File Number 000-52005

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(Exact Name of Registrant As Specified In Its Charter)

DELAWARE	11-3504866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4940 Broadway Suite 201 San Antonio, TX 78209
(Address of principal executive office, including zip code)

(210) 824 - 4200
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

EXPLANATORY NOTE

Integrative Health Technologies, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, originally filed with the U.S. Securities and Exchange Commission on April 17, 2007, to amend Items 7 and 8, “Financial Statements,” and “Notes to Financial Statements,” respectively. The Financial Statements and Notes to Financial Statements have been audited and need to be included in the document.

The remainder of the information contained in the 2006 Form 10-KSB is not amended hereby and remains as set forth in the original filing.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2006 FORM 10-K OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.

Date: June 4, 2007	By: /s/ Dr. Gilbert R. Kaats
Dr. Gilbert R. Kaats
Chairman of the Board, President & Chief Executive Officer
(Principal Executive and Financial Officer)

Integrative Health Technologies, Inc.
previously known as Senticore, Inc.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Integrative Health Technologies, Inc.

I have audited the balance sheet of Integrative Health Technologies, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrative Health Technologies, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

Traci J. Anderson, CPA
Huntersville, NC

May 30, 2007

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
previously known as Senticore, Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$29,673
Controlled Affiliated Issuers at value	7,980,249
Shareholder Loan Receivable	34,800
Accounts Receivable	350,266
Inventory	94,535
TOTAL CURRENT ASSETS	8,489,523

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment, Net	18,500
Net Property and Equipment	18,500

OTHER ASSETS
Prepaid Trials	1,234,463
Net Other Assets	1,234,463
TOTAL ASSETS	$9,742,486

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$433,392
Shareholder Loan Payable	187,340
TOTAL LIABILITIES	620,732

STOCKHOLDERS' EQUITY
Preferred Stock ($.01 par value, 20,000,000 shares authorized: 20,000,000 shares issued and outstanding)	200,000
Common Stock ($.001 par value, 200,000,000 shares authorized: 144,735,787 shares issued and outstanding)	144,736
Additional Paid-in-Capital	11,278,056
Retained Deficit	(2,501,038)
TOTAL STOCKHOLDERS' EQUITY	9,121,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,742,486

The accompanying notes are an integral part of these audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
previously known as Senticore, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

			Cumulative
			Total Since
			Inception
	2006	2005	January 5, 1999

SALES AND COST OF SALES
Sales	$369,672	$--	$374,947
Cost of Sales	164,205	--	164,205
Gross Profit	205,467	--	210,742

OPERATING EXPENSES
Stock based compensation	--	--	2,586,341
Stock based interest	--	--	471,420
Selling, general and administrative	45,569	55,172	1,361,174
Total Operating Expenses	45,569	55,172	4,418,935

OTHER INCOME (LOSS)
Loss from disposal of fixed assets	--	--	(6,000)
Loss on equity of LLC	--	--	(109,000)
Gain on Sale of Investments	234,769	--	234,769
Total Other Income (Loss)	234,769	--	119,769
Net Income (Loss) From Operations before tax expense	394,667	(55,172)	(4,088,424)
Income Tax Expense	--	--	--
Net Income (Loss) From Operations	394,667	(55,172)	(4,088,424)

OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on Mark-to-market investment portfolio, net of tax	536,512	--	531,512
Total Other Comprehensive Income	536,512	--	531,512

Comprehensive Income	$931,179	$(55,172)	$(3,556,912)

Net Loss Per Common Share -- Basic & Fully Diluted	$0.01	*

Weighted Average Common Shares Outstanding	144,735,787	181,145,154

*  Less than ($.01)

The accompanying notes are an integral part of these audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
previously known as Senticore, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

			Cumulative
			Total Since
			Inception
	2006	2005	January 5, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Comprehensive Income (loss)	$931,179	$(55,172)	$(3,086,492)
Adjustments to reconcile net increase (decrease):
Depreciation	--	--	24,318
Loss on Disposal of fixed assets	--	--	6,000
Loss on Equity in LLC	--	--	109,000
Stock based interest	--	23,750	495,170
Stock based compensation	--	--	2,600,341
Other stock based expenses	--	--	914,174
Proceeds from sale of investments	260,897	--	260,897
Realized Gain on sale of investments	(234,769)	--	(234,769)
Unrealized Gain on Mark to Market Investment Portfolio	(536,512)	--	(531,512)
(Increase) decrease in other assets	(34,800)	7,867	(34,800)
(Increase) in available for sale investments	--	(1,338,732)	(1,338,732)
Increase (decrease) in accounts payable and accrued payables	92,216	62,107	177,831
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	478,211	(1,300,180)	(638,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Portfolio Company	(6,256)	--	(6,256)
Net Proceeds from sale of assets	4,500	--	4,500
Purchases of property, plant, and equipment	--	--	(5,789)
Goodwill acquired (given back to seller due to unwinding)	--	908,759	--
Software received (given back due to unwinding) in purchase of Pokerbook	--	111,471	(18,529)
NET CASH FROM INVESTING ACTIVITIES	(1,756)	1,020,230	(26,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under note payable	--	--	669,600
Repayments under note payable	(448,034)	(369,600)	(785,358)
Excess of outstanding checks over bank balance	--	3,302	3,302
Proceeds from sale of land	--	--	135,000
Incurrence (repayment) of advances	--	189,000	--
Advances from stockholders	--	--	112,413
Capital contributions	--	--	19,846
Proceeds from issuance of common stock	--	458,500	539,518
NET CASH (USED) IN FINANCING ACTIVITIES	(448,034)	281,202	694,321

NON-CASH FLOW INVESTING ACTIVITIES
Issuance of preferred stock (acquisition of companies)	7,469,025	--	7,469,025
Acquisitions of wholly owned subsidiaries, fixed assets, intangibles and liabilities	(7,469,025)	--	(7,469,025)
Issuance of portfolio holding in exchange for debt reduction	677,373	--	677,373
Debt reduction in exchange for portfolio holding	(677,373)	--	(677,373)
NET NON-CASH INVESTING ACTIVITIES	--	--	--

INCREASE (DECREASE) IN CASH	28,421	1,252	29,673

CASH AND CASH EQUIVALENTS
Beginning of Period	1,252	--	--
Ending of Period	$29,673	$1,252	$29,673

The accompanying notes are an integral part of these audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
previously known as Senticore, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006 and 2005

	Common	Common	Preferred	Preferred	Deferred Stock	Additional
	Shares	Stock	Shares	Shares	and Interest	Paid-in	Retained
	(000's)		$(000's)	$	Compensation	Capital	Deficit

Balances, December 31, 2003	40,040	$40,040	--	$--	$(314,950)	$492,256	$(881,670)
Shares canceled	(12,000	(12,000)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	291,200	--	--
Issuance of stock for services	21,841	21,841	--	--	--	2,107,417	--
Issuance of stock for interest, payable, acquisitions	74,150	74,150	--	--	--	971,603	--
Net Income (Loss) for the year	--	--	--	--	--	--	(2,835,517)
Balances, December 31, 2004	124,031	$124,031	--	$--	$(23,750)	$3,571,276	$(3,717,187)
Issuance of stock for cash	34,727	34,727	--	--	--	401,386	--
Issuance of stock for services	22,387	22,387	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	23,750	--	--
Net Income (Loss) for the year	--	--	--	--	--	--	(55,172)
Balances, December 31, 2005	181,145	$181,145	--	$--	$--	$3,972,662	$(3,772,359)
Correction of an error	--	--	--	--	--	20	--
Shares canceled	(36,409	(36,409)	--	--	--	36,349	--
Issuance of stock for acquisitions	--	--	20,000	200,000	--	7,269,025	--
Net Income (Loss) for the year	--	--	--	--	--	--	1,271,321
Balances, December 31, 2006	144,736	$144,736	20,000	$200,000	$--	$11,278,056	$(2,501,038)

The accompanying notes are an integral part of these audited financial statements

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Integrative Health Technologies, Inc. formerly known as Senticore, Inc. (The Company) was incorporated under the laws of the state of Delaware on January 5, 1999. On February 11, 2005 The Company elected under the Investment Company Act of 1940 (the “ICA”) to become a Business Development Company (“BDC”). This means that, from that date and continuing through the year ended December 31, 2006, the Company operated as a publicly-traded, closed-end investment company which, because of its BDC election, could raise money in the public sector and invest in the private sector. However, as disclosed below in the Note “Subsequent Events”, on May 6, 2007 the Company withdrew its BDC election.

Business Description

During the year ended December 31, 2006, the Company was a BDC providing capital, equipment, scientific advice and extensive hands-on managerial assistance to portfolio companies in the healthcare and nutritional industries.  The company also held some investments in three public companies and one private company that are not in the healthcare and nutritional industries. IHTI’s three major healthcare and nutritional portfolio companies are all wholly-owned subsidiaries of IHTI: (1) Health and Medical Research Inc. is a clinical research organization that has conducted clinical trials and research for over 20 years capitalizing on the growing importance of scientific support for the marketing of healthcare and nutritional products and technologies; (2) HealthTech Development, LLC provides consulting to healthcare and nutritional companies and product research and development including feasibility and marketing studies, and; (3) HealthTech Products, LLC markets clinically-tested healthcare and nutritional products.

Basis of Presentation

The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition

The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Development Stage

The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and, accordingly, most of its accounting policies and procedures have not yet been established.

Net Income per Common Share

Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of December 31, 2006.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2006 is summarized as follows:

Cash paid for interest and income taxes:

December 31, 2006

Income Taxes	$--
Interest	$--

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2006.

NOTE D—COMMITMENTS

As of December 31, 2006, the Company has a lease commitment to rent office space. The rental expense for 2006 is $4,600. The lease expired on December 31, 2006.

NOTE E—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:

Total deferred tax assets	$124,000
Valuation allowance	(124,000)
Net deferred tax asset	$--

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period ended December 31, 2006:

Income tax computed at the federal statutory rate	34.0%
State income taxes, net of federal tax benefit	4.8%
Valuation allowance	(38.8%)
Total deferred tax asset	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $(153,000) and $21,000 for the years ended December 31, 2006 and 2005 respectively.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards in the amount of approximately $319,000 which expire at various times through the year 2026.

NOTE F—NOTES PAYABLE AND SHAREHOLDER RECEIVABLE/RELATED PARTY

As of December 31, 2006, the Company had no outstanding Notes Payable, but it did have an outstanding, non-interest bearing, demand Notes Payable with its major shareholders. The total amount of the Notes Payable to the shareholders was $187,340 as of December 31, 2006.

As of December 31, 2006, the Company had an outstanding Shareholder Loan Receivable with one of its major shareholders is the amount of $34,800.

NOTE G—RELATED PARTY TRANSACTIONS

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

NOTE H—SUBSEQUENT EVENTS

On May 6, 2007, the Company filed a form N-54C with the SEC revoking its earlier election to become a BDC.

NOTE I—CONTROLLED AFFILIATED ISSUERS

The following is a table detailing the Company’s Portfolio of Holdings and Investments of its Controlled Affiliated Issuers:

Publicly-Traded Companies FMV at 12/31/2006	Acquisition Date	Shares	Price per share	Fair Market Value	Cost	Unrealized Gain(Loss)
Taj Systems (TJSS)		1,281,886	$0.115	$147,417	$236,233	$(88,816)
AdZone Research (ADZR)		882,353	$0.003	$2,647	$--	$2,647
Beere Financial (BRFG)		2,308	$0.100	$231	$10,000	$(9,769)
Integrated Health Tech (IHT)		6,874	$0.560	$3,849	$6,256	$(2,407)
		subtotal		$154,144	$252,489
Non Controlled Companies (Non-Publicly traded)
8% Equity Position in AlgaeCal International	October 2006			$320,000	$320,000	$--
The Justice Fund, a privately held corporation		11,000,000	$0.100	$110,000	$--	$110,000

Controlled Companies (Non-Publicly traded)
100% Health and Medical Research, Inc.	August 2006			$7,361,998	$6,531,106	$830,892
100% HealthTech Products, LLC	August 2006			$--	$--	$--
100% HealthTech Development, LLC	August 2006			$34,107	$--	$34,107
		subtotal		$7,826,105	$6,851,106
			Totals	$7,980,249	$7,103,595

Unrealized Gain (Loss) at 12/31/2006						$876,653

Portfolio Holdings @ at 12/31/2006				$7,980,249