Form 10QSB
period 2007-09-30
Integrative Health Technologies, Inc.
filed 2007-11-21
CIK 1094788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock on August 15, 2007:   40,704,483 Common Shares

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A SENTICORE, INC. & HOJO HOLDINGS, INC.)

INDEX TO FORM 10-QSB

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheet for September 30, 2007	3
Consolidated Statements of Operations for the three and nine months ending September 30, 2007 and 2006	4
Statements of Cash Flows for the nine months ending September 30, 2007 and 2006	5
Statements of Stockholders' Deficit from inception to the quarter ending September 30, 3007	6
Notes to Financial Statements	7 – 10
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
NOTE 5: HISTORICAL AND CURRENT FINANCIAL HIGHLIGHTS
Graphic Representation of Number of Issued and Outstanding Shares
Graphic Representation of Cash Flow in AlgaeCal International
NOTE 6: REVERSE SPLIT
NOTE 7: SUBSEQUENT EVENTS
Exchange of Assets for Liabilities
Reverse Split
Reduction of Conversion Ratio of Preferred Stock from 400 to 1 to 2 to 1
De-electing to be Regulated as a BDC
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including Cautionary Statement)	11
Preliminary Note Regarding Forward-Looking Statements
Overview and History
Changes in Investment Strategy and Operating Policies and Actions Taken by Current Management
- Overview
- Scientific Advisory Board
- Recapture of outstanding shares
- Liquidation of non-core unrelated holdings and assets
- Operating expenses met through managerial fees received from portfolio companies
Activities of Portfolio Companies
- Health and Medical Research, Inc.
- HealthTech Development, LLC
- HealthTech Products, LLC
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
Quarterly evaluation controls
CEO/CFO certifications
Disclosure controls and internal controls
Limitations on the effectiveness of controls
Scope of the evaluation
Conclusions
Item 4. Quantitative and Qualitative Disclosures about Market Risk	15
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
INTEGRATIVE HEALTH TECHNOLOGIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,
	2007	2006

ASSETS

CURRENT ASSETS
Available for sale Investments--Public Companies	$16,348	$576,741
Investment in Non-Publicly traded companies	452,000	110,000
Controlled Companies (Non-Publicly traded)	6,851,682	7,537,640
Cash and cash equivalents	10,859	29,860
Accounts Receivable from Nutmeg, LLC	225,171	-
Inventory	94,933	-
TOTAL CURRENT ASSETS	7,650,994	8,254,241

PROPERTY AND EQUIPMENT
Furniture, equipment, computers & peripherals, Net	20,000	23,000

OTHER ASSETS
Prepaid Clinical Trials	1,234,463	1,234,463
Net Other Assets	--
TOTAL ASSETS	$8,905,457	$8,254,241

LIABILITIES AND STOCK HOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	225,171	381,225
Notes Payable	-	-
Stockholder Loans Payable	-	-
TOTAL LIABILITIES	$225,171	$381,225

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 40,704,597 issued and outstanding	40,705	181,145
Additional Paid-in-Capital	12,350,069	3,972,662
Deficit Accumulated in Developmental Stage	(2,769,193)	(2,496,640)
TOTAL STOCKHOLDERS' EQUITY	$9,621,580	$1,657,167

Shares Outstanding (2006 Adjusted Using Retroactive Application of 200:1 Reverse Split)	40,704,483	40,905,726

NET ASSET VALUE PER SHARE - fully diluted	$0.2364	$0.0091

The accompanying notes are an integral part of these consolidated un-audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES
CONSOLIDATED STATEMENT OF OPERATIONS

	THREE MONTHS ENDING		NINE MONTHS ENDING
	September 30,		September 30,
	2007	2006	2007	2006

INCOME FROM OPERATIONS:		$-		$-
Fees from clinical trials	$68,235	$-	$292,632	$-
Consulting, testing and R & D fees	7,136		7,136
Product sales	5,624		5,624
Managerial Fees as a BDC	-	62,281	-	62,281
Total Income	68,235	62,281	292,632	62,281

COST OF SALES
Inventory Cost	2,100	-	2,100	-
Research studies and sales supports	15,811	-	19,180	-
Cost of services and sales	17,911	-	21,280	-
Net income from operations	50,324	62,281	271,352	62,281

EXPENSES:
Administrative expenses and fees	6,788	10,076	10,157	86,421
Stock Based Compensation	-	-	-	-
Loss in equity of LLC	-	-	-	-
Total Expenses	$6,788	$10,076	$10,157	$86,421

NET INVESTMENT INCOME (LOSS)	$43,536	$52,205	$261,195	$(24,140)

NET REALIZED GAIN (LOSS) ON INVESTMENTS	n/a	$-	$-	$-

NET CHANGE IN UNREALIZED GAIN AND LOSSES ON INVESTMENTS (1) AS A BDC	n/a	$859,837	n/a	$859,837

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	n/a		$-	$628,050

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$43,536	$187,288	$261,195	$1,463,747

LOSS PER COMMON SHARE, BASIC & DILUTED

Beginning Retain Deficit	$(2,921,003)	$(3,496,640)	$(2,914,093)	$(3,773,099)
Reclassified Previous Capital Expenses		$664,624		$664,624
Ending Retained Deficit	$(2,877,467)	$(2,973,977)	$(2,652,898)	$(2,973,977)

The accompanying notes are an integral part of these consolidated un-audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For 3 Months Ended September 30,		For 9 Months Ended September 30,
	2007	2006	2007	2006
	as IHT, Inc	as IHHT	as IHT, Inc	as IHHT

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
Net investment income (loss)	$43,536	$52,205	$145,468	$-
Adjustments to reconcile net increase (decrease):
Accounts payable at beginning of period	-	393,683	-	314,176
Accounts payable at end of period	-	381,225	-	381,225
Increase(decrease) in accounts payable	-	12,458	-	(67,049)
Notes and loans payable at beginning of period	-	614,058	-	614,058
Notes and loans payable at end of period	-	-	-	-
Increase(decrease) in accounts payable	-	(614,058)	-	(614,058)
(Increase) decrease in other assets	48,125	-	146,860	-
(Increase) in available for sale investments	-	-	(218,145)	-
Increase (decrease) in accounts payable and accrued payables	(76,169)	-	(76,169)	-
NET CASH PROVIDED (USED) IN OPERATING AND INVESTING ACTIVITIES	$15,493	$(549,395)	$(1,986)	$(681,107)

CASH FLOWS FROM FINANACING ACTIVITIES
Loan repayments	-	(942,225)	-	-
NET CASH(USED) IN FINANACING ACTIVITIES	-	(942,225)	-	-

NON-CASH FLOW INVESTING ACTIVITIES
Issuance of preferred stock (acquisition of company)	-	7,950,688	-	7,950,688
Acquisition of wholly owned subsidiaries	-	(7,950,688)	-	(7,950,688)
NET NON-CASH INVESTING ACTIVITIES	-	-	-	-

INCREASE (DECREASE) IN CASH	$15,493	$29,748	$(1,986)	$2,138

CASH, Beginning of Period	$12,206	$112	$29,685	$1,252
CASH, Ending of Period	$27,699	$29,860	$27,699	$3,390

The accompanying notes are an integral part of these consolidated un-audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES
 STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series A	Series A	Additional	Deferred Stock			Additional
	Common	Common	Paid In	and Interest	Preferred	Preferred	Paid-in	Retained
	Shares	Stock	Capital	Compensation	Shares	Shares	Capital	Deficit
	(000's)	(000's)	($)		(000's)	($)	($)

Balances, December 31, 2004	124,031	$124,031	$3,571,276	$(23,750)				$(3,717,187)

Issuance of stock for cash	34,727	34,727	401,386
Issuance of stock for services	22,387	22,387
Amortization of deferred compensation				23,750
Net Income (Loss) for the year								(55,172)

Balances, December 31, 2005	181,145	$181,145	$3,972,662	$-				$(3,772,359)

Correction of an error			20
Shares canceled	(36,409)	(36,409)	36,349
Issuance of stock for acquisitions					20,000	200,000	7,269,025
Net Income (Loss) for the year								858,266

Balances, December 31, 2006	144,736	$144,736	$4,009,031	$-	20,000	$200,000	$7,269,025	$(2,914,093)

Issuance of stock for cash	0	-	-	-	0	-	-
Issuance of stock for acquisitions	0	-	-	-	0	-	-
Effects of Reverse Stock Split	40,497,861	(104,093)	7,573,118		(20,000)	(200,000)	(7,269,025)
Net Income (Loss) for the quarter								(6,910)

Balances, March 31, 2007	40,704,483	$40,704	$11,582,149	$-	0	$-	$0	$(2,921,003)

Issuance of stock for cash	0	-	-	-	0	-	-
Issuance of stock for acquisitions	0	-	-	-	0	-	-
Net Income (Loss) for the quarter								$151,810

Balances, June 30, 2007	40,704,483	$40,704	$12,350,069	$-	0	$-	$0	$(2,769,193)

Issuance of stock for cash	0	-	-	-	0	-	-
Issuance of stock for acquisitions	0	-	-	-	0	-	-
Net Income (Loss) for the quarter								43,536

Balances, September 30, 2007	40,704,483	$40,704,483		$-	0	$-	$0	$(2,725,657)

The accompanying notes are an integral part of these consolidated un-audited financial statements.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A  SENTICORE, INC. & HOJO HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. FORMATION AND OPERATIONS OF THE COMPANY

Formation. Integrative Health Technologies, Inc., formerly known as Senticore, Inc. and HOJO Holdings, Inc. (“IHTI”, “the Company”, “we”, “us”, or “our”) was incorporated under the laws of the state of Delaware on January 5, 1999. On February 11, 2005 IHTI elected to become a Business Development Company (“BDC”) and be regulated under the Investment Company Act of 1940 (the “ICA”). From that date to May 7, 2007, the Company operated as a publicly-traded, closed-end investment company which, as a BDC, could raise money in the public sector and invest in the private sector. On May 7, 2007, the Company withdrew its BDC election reporting the change in its filing of Form NT-54C which is attached by reference.

Business Description. During this reporting period IHTI functioned as an operating company deriving its income from cash or equity positions received for services provided by its portfolio companies and two strategic alliances it has established as described in NOTE 4 below. These services include:

(1)	consulting and research and development for companies that lack the resources or capital to conduct their own developmental research,
(2)	on-site biometric testing of body composition, blood chemistries and quality of life inventories, and
(3)	independent clinical trials to provide third-party validation of the safety and efficacy of health-enhancing products, supplements, and technologies.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Our accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 6 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended Sept 30, 2007 are not necessarily indicative of the results that may be expected for subsequent quarters or for the year ending December 31, 2007. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of, and for, the year ended December 31, 2006 contained in our Forms 10-K and 10-K/A which are incorporated herein by reference.

Profits/Losses as a BDC. In previous filings as a BDC, the Company’s profits or losses were determined its operations and from the increases or decreases in the value of its assets, including its investments and its portfolio companies. For those investments of publicly traded stock, valuation was derived from the shares ending price on the day closest to the end of the quarter for which the report was submitted. For its non-publicly traded assets, we used the valuation methodology accepted in the independent audit that was conducted in conjunction with the Company’s merger and reorganization plan which is incorporated herein by reference. Thus, both non-public and publicly traded assets were valued at the beginning of the period and at the end of the period. Changes in these values during the period were reported as a profit or loss.

Comparing BDC and Non-BDC profits and losses. Now that the BDC status has been de-elected, the Company’s profits and losses are determined from solely its day to day operations without the addition of profits earn from increases or decreases in its assets. Thus, a comparison of profits/losses as a BDC with those of a non-BDC can lead to a great deal of confusion. Since the Company’s current and future financial statements are now being prepared on a different basis than were the 2006 statements, we are restating the 2006 financial statements for the third quarter to facilitate comparisons between future and past performance based on operating profits and losses, not increases or decreases in asset values. Thus, comparisons with previous quarter(s) in this filing are “as if” the Company was a non-BDC for the quarter(s) involved. Management believes that the restated financial statements in this filing provide a more accurate picture of the Company’s financial history.

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

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A  SENTICORE, INC. & HOJO HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The Company is now in the process of filing its 2026 income tax beginning January 1, 2006 using the new EIN number provided to us by the IRS (11-3504866) for this period.

NOTE 4. RELATED PARTY TRANSACTIONS

Operating Agreement with Health & Medical Research, Inc. (“HMRI”)
As reported in previous filings, consistent with the organization and general operating procedures of a BDC, HMRI agreed to become a wholly own subsidiary of IHTI in exchange for IHTI’s transferring its database, testing technology and equipment in HMRI. Consistent with the operating procedures of a BDC, IHTI provided managerial support to HMRI to allow it to develop an income stream from independent clinical trials, of which, the Bone Health study reported in previous filings became its major source of revenues. As a BDC’ HMRI’s asset value from the addition of new test data has been its primary source of IHTI’s unrealized income in addition to profits earned from the execution of clinical trials. Since HMRI’s CEO, Samuel Keith, also served on IHTI’s Board, at the end of each accounting quarter, all net profits as cash or accounts receivable have been transferred to IHTI to avoid any conflict of interest that could be posed by Mr. Keith’s dual positions. Other the changes dictated by the withdrawal of the Company’s BDC status, the reversal of the merger with HMRI and no material changes in the financial information previously filed by the Company for the quarters ending March 31 and June 30, 2007.

Operating Agreement with HealthTech Development, LLC. (“HTD”)
At the time of the merger and reorganization, Gilbert R. Kaats, PhD, (“GRK”) the Company’s President/CEO, owned and operated HTD a consulting and research and development company which was merged into IHTI as a wholly owned subsidiary.  Since the activities of this company overlapped the activities of IHTI, GRK’s continued involvement with HTD could pose a number of conflicts of interest. To avoid this possibility, GRK agreed to maintain ownership of his current intellectual property, but would make it and his networking contacts available to IHTI. GRK also agreed to provide funding as shareholder’s loans when needed for operating capital. This agreement also included the stipulation that, on or about the end of each quarter, all funds, assets and equity positions (e.g., the AlgaeCal acquisition is described in NOTE 4 below) earned and liabilities and loan balances incurred during the quarter would be transferred to IHTI However, in conjunction with the Company’s decision to de-elect its BDC status and function as a normal operating company, the Company and HTD both agreed to reverse the initial merger agreement effective January 1, 2007. Other than excluding the income stream from the increase in the value of its database and the consolidation of financial forms instead of reporting “managerial fees,” there has been no material change in the previously filed financial information  other than that which occurred with IHTI’s de-election of its BDC status.

Strategic Alliance with HealthTech Products, LLC. (“HTP”)
As reported in the independent audit of the assets received from IHT of Illinois, IHTI received an inventory valued at $132,259 consisting of healthcare products and packing and marketing materials. Acting as a distributor for these products, HTP’s revenues are derived from the wholesale and retail of the products and materials. However, the small volume of sales and the significant accounting and managerial requirements for maintaining this subsidiary have proven more costly than the value received from the sales. Furthermore, even though no conflict exists, there is a concern as to the extent to which a research company should be involved in the sale of products it has studied. Additionally, IHTI’s scientific board members and company officers have little sales and marketing experience. Therefore, HTP returned all inventory items to IHTI and both parties agreed to reverse the original Agreement returning HTP to its original owner replacing the subsidiary relationship with a strategic alliance whereby HTP has agreed to purchase IHTI’s inventory items at their replacement, not actual, costs. Conversely, HTP has agreed to provide any of its inventory items to IHTI at HTP’s actual cost.

Strategic Alliance with AlgaeCal International. In October 2006, HTD received 8% ownership in AlgaeCal International as payment for pre-merger and consulting services GRK provided during 2005 and 2006 and for agreeing to conduct a 100-subject clinical trial on the safety and efficacy of AlgaeCal Pro, a bone-health program to be marketed exclusively to healthcare providers. This ownership included a 1% override on all AlgaeCal sales beginning June 2006 and exclusive rights to market AlgaeCal Pro to healthcare providers, the healthcare industry. The initial valuation of this equity position was placed as $320,000 based on information provided by AlgaeCal International suggesting the company was valued at $4,000,000. In June 2006 AlgaeCal’s monthly sales were $1,372 and in October 2007, monthly sales had increased to $228,052 with a six month average of $79,347 as shown in Graph 5 in NOTE 5 below. In view of these increases, we increased our estimated value of the AlgaeCal equity position by 10% from $320,000 to$352,000 which is the value used on this quarter’s balance sheet.

Sale of Taj Systems shares. On August 15, 2006 The Company entered into an agreement with an investment company to purchase sufficient shares of the Company’s stock in Taj Systems, Inc., a pink-sheet company trading under the symbol TJSS, to eliminate all of the Company’s $671,927 outstanding liabilities that it had at closing. The TJSS shares in question are restricted shares and, although not contingent upon convertibility, could have been converted into common stock on August 31, 2006. In January 2007, this investor had paid all but $225,171 of the agreed upon $671,927. The remaining amount is shown as an accounts payable on the current balance sheet. Upon receipt of the final payment, the Company has agreed to convert these restricted shares to free-trading shares and transfer the required number of shares to the investor. The Board of Directors has approved the sale with the restriction that all proceeds must be used for the reduction of outstanding debts, and not for operating capital or executive or consultant compensation.

INTEGRATIVE HEALTH TECHNOLOGIES, INC.
(F/K/A  SENTICORE, INC. & HOJO HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 5. FINANCIAL HIGHLIGHTS

Outstanding shares. To allow for a more easily understood history of the Company’s issuances of shares, monthly share issuances have been converted using the 200:1 conversion ratio established in the reverse split in March 2007. As shown in Figure 1, from its inception to June 2006, the Company issued an average of 7,801 (converted at 1:200) shares a month to total of ~910,000 (converted at 1:200) on the date of the reverse merger and reorganization in June 2006. As shown in Figure 2, from June 2006 to September 30, 2007 no additional shares were issued and current management re-captured 22% of the previously outstanding shares either through exchanges for its non-healthcare assets (TJSS) or by cancelling shares that the Company deemed invalid.

Figure 2

Issued/Outstanding Shares

Post-Merger/Converted

42.000
41.000
40.000
Shares (Millions)
40.906
40.724
40.704
40.704
40.704
Sep-06
Oct-06
Nov-06
Dec-06
Jan-07
Feb-07
Mar-07
Apr-07
May-07
Jun-07
Jul-07
Aug-07
Sep-07
Fiscal Quarter Ended

Increase in Sales of AlgaeCal in which Company has an 8% equity position. In October 2006, HTD received 8% ownership in AlgaeCal International as payment for pre-merger and consulting services GRK provided during 2005 and 2006 and for agreeing to conduct a 100-subject clinical trial on the safety and efficacy of AlgaeCal Pro, a bone-health program to be marketed exclusively to healthcare providers. This ownership included a 1% override on all AlgaeCal sales beginning June 2006 and exclusive rights to market AlgaeCal Pro to healthcare providers, the healthcare industry. The initial valuation of this equity position was placed as $320,000 based on information provided by AlgaeCal International suggesting the company was valued at $4,000,000. In June 2006 AlgaeCal’s monthly sales were $1,372 and in October 2007, monthly sales had increased to $228,052 with a six month average of $79,347 as shown in Graph 5 in NOTE 5 below. In view of these increases, we increased our estimated value of the AlgaeCal equity position by 10% from $320,000 to$352,000 which is the value used on this quarter’s balance sheet. These sales figures are shown in Figure 3 below.

Figure 3

Historical Sales for AlgaeCal International

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Thousands

	Jun 06	Jul 06	Aug 06	Sep 06	Oct 06	Nov 06	Dec 06	Jan 07	Feb 07	Mar 07	Apr 07	May 07	Jun 07	Jul 07	Aug 07	Sep 07	Oct 07
Sales	1.4	5.4	7.4	9.2	8.3	8.6	8.2	10.0	12.0	9.9	13.2	16.0	31.0	33.9	47.6	49.7	79.3

1.	SUBSEQUENT EVENTS

Events occurring subsequent to the quarter ending September 30, 2007 are reported on the date of the event in the “Overview and History” presented below.

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

Overview and History

The Company was incorporated as HOJO Holdings, Inc. on January 5, 1999 under the laws of the state of Delaware. The Company was renamed Senticore, Inc. in March 2003 and renamed Integrative Health Technologies, Inc. (“IHTI”, “the Company”, “we”, “us”, or “our”) on August 1, 2006. The Company’s reporting symbol upon completion of the merger and reorganization on June 3, 2006 was SNIO which was subsequently changed to IHHT and changed to the current symbol of IHTI as a result of the reverse merger on March 27, 2007.

April 2, 2007. Company filed a Form 8-K reporting that on February 11, 2005, the Registrant filed Form N-54 in which it elected to become a Business Development Corporation (“BDC”) under the Investment Company Act of 1940.The Registrant believed that this election was valid and reported that it was a BDC. However, the Registrant reported in a Form 8-K filed on February 21, 2007 that it had discovered an irregularity in the filing of the N-54, and that it had concluded, as a result, that it was not and had never been a BDC. Since February 21, 2007, representatives of the Registrant have been in discussion with representatives of the SEC. It is the view of the SEC that the Registrant’s election to become a BDC was a valid election, and that the Registrant remains a BDC despite the statements to the contrary contained in the February 21, 2007 Form 8-K.

The Registrant has decided that it would be in the best interests of the Company and its shareholders to render the issue moot by filing a notice of withdrawal of its BDC election under s.54(c) of the Investment Company Act. The Registrant has already filed a preliminary Form 14-C reporting that the decision to withdraw the election has been approved by the Registrant’s Board of Directors and shareholders and will forthwith file a Definitive 14-C notifying the SEC and its shareholders of the withdrawal of its BDC status.

April 10, 2007. Form 14-C filed announcing intention to withdraw its election to be regulated under sections 55 to 65 of the investment company act of 1940, as amended. A copy is attached by reference.

April 17, 2007. Form 10-K Annual Report for 2006 filed within the required filing period but, without its independent audit completed for the year ending 2006 due to a sudden and unexpected death in the auditor’s family and the contracting of a serious debilitating disease. Attempts to obtain another auditor were precluded by the absence of adequate financial records.

May 2, 2007. Auditor recovers from illness and returns to work, but reports that she will be unable to complete the audit by the May 17, 2007 deadline.

May 7, 2007. Form N-15C filed reporting that the inherent generic difficulties and costs associated with being a BDC and lack of any perceived advantages led the Board of Directors to authorize the withdrawal of this election. Holders of shares of common stock of the Company representing in excess of eighty five and two-tenths percent (85.2%) of the 40,552,397 validly issued shares of the Company, signed the Action By Written Consent in favor of the change. There were no votes cast against the decision to cease being a business development company. A Definitive Information Statement on Schedule 14C was filed by the Company with the Commission on Apr 5, 2007 in connection with the decision, and was mailed to shareholders on that date.

May 17, 2007. Absent completion of the independent audit of the 2006 Annual Filing, NASDAQ removed the Company from the OTC.BB reclassifying it as a Pink Sheet stock. NASDAQ advises that it will consider re-admission as an OTC.BB stock upon submission of Form 15-211C by a sponsoring market maker.

May 21, 2007. The Company filed its 10-Q for the quarter ending March 31, 2007 in the required time frame. On May 31, 2007, the Company received the required audit and, since it differed little from the Company’s 2006 annual filing, it was included in an amendment to the 2006 filing which was filed on June 4, 2007. Thus, in the Company’s view, we have met the required filings for an OTCBB company and are presently taking the required actions to request that we regain our status to be eligible for quotation on the OTCBB.

June 4, 2007. Company files Form 10-K/A amendment to previously filed 10-K with independent auditor’s report with no material differences and with 1% of the financial information provided in the previous 2006 10-K.

June 5, 2007. Company files 8-K explaining that on April 16, 2007 the Company filed its 10-K for the fiscal year ending December 31, 2006 within the required time period for the annual filing. However, the required annual independent audit of the financial statements was not included since the auditor became seriously ill and, in addition, had an unexpected death of a parent, thus preventing the completion of the audit. We had insufficient time and records to employ a replacement auditor before the April 16 filing. In order for a filing to be complete, it must contain all required certifications and have been reviewed or audited as applicable, by an account registered with the Public Company Accounting Oversight Board (PCAOB). Absent the required audit, NASDAQ placed an “e” on the company’s trading symbol, providing a 30-day grace period through May 17, 2007 to complete the filing. Although the PCAOB auditor returned to work in early May, it was insufficient time to complete the audit by May 17th, causing the Company to be removed from the OTCBB and classified as a “Pink Sheet” company on May 21, 2007.

August 1, 2007. Company begins study of the positive effects of the AlgaeCal Bone-Health “cookie” on adolescents participating in normal activities suggests it may also enhance the bone health of those adolescents participating in highly demanding physical activities.  This study is designed to (1) examine that possibility and (2) to explore the feasibility of marketing the bone-health cookie to these adolescents or their parents.

August 23, 2007. Company announces its program to help raise funds for a charity the company is currently supporting--The Alamo City Mercy Foundation’s orphanage in Kitengela, Africa. JESUS. Hobbs House of Hope, offers hope for the “chokoras”, children of the dirt, who wander aimlessly through the streets of Africa having lost their parents to AIDS and other diseases.

October 15, 2007. The Financial Industry Regulatory Authority (“FINRA) cleared Park Financial Group, Inc.’s request for an un-priced quotation on the OTC Bulletin Board for Integrative Health Technologies, Inc.’s common stock (IHTI) and approved Park’s request for a price quotation at “market pricing” on October 26, 2007.

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

Using only post-reverse share totals, IHTI now has 40,623,366 issued and outstanding shares, 534,914 of which are in the “float” and 88,552 remain on the restricted list. The number of restricted shares have been reduced by 76% from 367,759 to 88,552 as a function of recapturing invalidly issued shares. Another 70,256 restricted shares have been placed on a stop-transfer administrative hold pending legal action to have they recaptured and voided.

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

Operating expenses for the quarter have been met through managerial fees received from its portfolio companies. The Company did not issue any new shares during the consecutive four quarters ended March 31, 2007, funding its activities instead from management fees paid to the Company by its portfolio companies. The Company’s requirement that all of its portfolio companies provide a percentage of their gross receipts from sales and services provided sufficient capital to meet our operating needs this quarter.

Activities of Portfolio Companies

Health and Medical Research, Inc. (“HMRI”), A Clinical Research Organization

Grant received for database analyses
Mannatech Inc. (NASDAQ:MTEX) announced the award of its grant to IHTI for analysis of IHTI’s data base in a March 28, 2006 press release incorporated into this filing as EXHIBIT 99.3.

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

Results of Operations

Additional information. The financial results of our operation during this quarter are summarized in the graphs and the supporting comments under FINANCIAL HIGHLIGHTS above. The section on Changes in Investment Strategy and Operating Policies and Actions Taken by Current Management provides a summary of our day to day operations. Additionally, our website (www.ihtglobal.com) provides a copy of this 10-QSB and additional information that relates to the Results of Operations. However, since we have withdrawn our BDC status, in order to clarify the impact it has had on our past operations and the impact it could have on future operations will require a review of how profits and losses are determined for BDCs.

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

How portfolio companies impact a non-BDCs profit or loss. A non-BDC computes its profit and loss from subsidiaries according to the consolidation rules under generally accepted accounting principles (“GAAP”). These rules are too complex to fully discuss here, but the general idea is that the subsidiaries’ individual profits and losses are consolidated into the non-BDC parent’s income statement. For example, a non-BDC parent with two wholly-owned subsidiaries that each made a profit of $1,000 during the period would typically have a profit of $2,000 for the period, subject to any “consolidation adjustments”.

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

Restatement of financial statements. Since the financial statements going forward will be prepared on a different basis than the historical statements, the Company intends to restate some of its financial statements to facilitate comparisons between future and past performance. Management believes that the restated financial statements, when available, will show the Company earned a profit under the direction of the current management beginning with the third quarter of 2006 through and including this filing.

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

Scope of the Evaluation

The CEO/CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO/CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

NONE.
.
Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (b) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ Gilbert R. Kaats	Chairman and CEO	November 19, 2007
/s/ Gilbert R. Kaats	Chief Financial Officer	November 19, 2007